Form 10QSB
period 2006-11-30
WESTMONT RESOURCES INC.
filed 2007-02-26
CIK 1377963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended November 30, 2006

[ ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-52398

WESTMONT RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	76-0773948
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1621 Freeway Drive, Suite 209
Mount Vernon, WA 98273
(Address of principal executive offices)

(360) 395-6040
Issuer's telephone number

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 21, 2007, the Issuer had 9,333,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended November 30, 2006 are not necessarily indicative of the results that can be expected for the year ending May 31, 2007.

As used in this Quarterly Report, the terms "we", "us", "our", “Westmont” and “the Company” mean Westmont Resources Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Stated in U.S. Dollars)
(Unaudited)

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(unaudited)

	November 30,	May 31,
	2006	2006
		(audited)
ASSETS

CURRENT ASSETS
Cash	$61,307	$73,707
Prepaid expenses	180	-

	$61,487	$73,707

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,701	$6,200
Due to related party	10,340	6,088

	22,041	12,288

STOCKHOLDERS’ EQUITY
Capital stock
Authorized:
75,000,000 common voting shares, $0.001 par value,
Issued and outstanding:
9,333,000 common shares (May 31, 2006 – 9,333,000)	9,333	9,333
Additional paid-in capital	72,827	72,827
Deficit accumulated during the exploration stage	(42,714)	(20,741)

	39,446	61,419

	$61,487	$73,707

The accompanying notes are an integral part of these consolidated financial statements

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three months	Three months	Six months	Six months	November 16,
	ended	ended	ended	ended	2004 (Inception)
	November 30,	November 30,	November 30,	November 30,	to November 30,
	2006	2005	2006	2005	2006

Expenses
Accounting and audit fees	$4,343	$-	$6,636	$-	$12,836
Impairment loss - mineral property acquisition
Costs (Note 3)	-	-	-	3,304	3,304
Filing	1,215	215	1,215	215	1,215
Incorporation costs	-	-	-	-	790
Legal	6,409	315	7,367	525	11,516
Management services	1,500	1,500	3,000	3,000	11,500
Mineral property exploration costs	1,785	-	1,785	-	4,431
Office and sundry	1,007	222	1,653	245	4,252
Travel and promotion	957	-	1,817	-	2,870
Transfer agent	1,500	-	1,500	-	1,500

	18,716	2,252	24,973	7,289	54,214
Other income
Donated management services	(1,500)	(1,500)	(3,000)	(3,000)	(11,500)

Net Loss for the Period	$17,216	$752	$21,973	$4,289	$42,714

Basic loss per common share	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares
outstanding	9,333,000	6,428,084	9,333,000	6,271,004

The accompanying notes are an integral part of these consolidated financial statements

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Six months	Six months	November 16, 2004
	ended	ended	(Inception) to
	November 30,	November 30,	November 30,
	2006	2005	2006
Cash provided by (used in):
Operating Activities
Net loss for the period	$(21,973)	$(4,289)	$(42,714)
Adjustments to reconcile net loss to cash:
Management services	3,000	3,000	11,500
Mineral property exploration cost	1,785		4,431
Impairment loss – mineral property acquisition
costs	-	3,304	3,304
Donated management services	(3,000)	(3,000)	(11,500)
Changes in non-cash working capital related
to operations:
Prepaid expenses	(180)	-	(180)
Accounts payable and accrued liabilities	5,501	(433)	11,701

	(14,867)	(1,418)	(23,458)

Investing Activity
Mineral property exploration costs	(1,785)		(4,431)
Mineral property acquisition costs	-	(3,304)	(3,304)

	(1,785)	(3,304)	(7,735)

Financing Activities
Proceeds on sale of common stock	-	-	82,160
Share subscriptions received (receivable)	-	10,725	-
Advances from related party	4,252	-	10,340

	4,252	10,725	92,500

Increase (Decrease) in Cash during the period	(12,400)	6,003	61,307

Cash, beginning of the period	73,707	13,607	-

Cash, end of the period	$61,307	$19,610	$61,307

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

Non-cash transactions:
Donated management services	$3,000	$3,000	$11,500

The accompanying notes are an integral part of these consolidated financial statements

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in U.S. Dollars)
for the period November 16, 2004 (Inception) to November 30, 2006
(Unaudited)

					Deficit
				Share	Accumulated
			Additional	Subscriptions	During the
	Common Shares		Paid-in	Received	Exploration
	Number	Par Value	Capital	(Receivable)	Stage	Total

Balance, November 16, 2004	-	$-	$-	$-	$-	$-

Capital stock issued for cash:
– at $0.001 per share	5,500,000	5,500	-	-	-	5,500
Share subscriptions received	-	-	-	10,700	-	10,700
Net loss for the period	-	-	-	-	(4,515)	(4,515)

Balance, May 31, 2005	5,500,000	5,500	-	10,700	(4,515)	11,685

Capital stock issued for cash:
– at $0.02 per share	3,833,000	3,833	72,827	-	-	76,660
Share subscriptions receivable	-	-	-	(10,700)	-	(10,700)
Net loss for the year	-	-	-	-	(16,226)	(16,226)

Balance, May 31, 2006	9,333,000	9,333	72,827	-	(20,741)	61,419

Net loss for the period	-	-	-	-	(21,973)	(21,973)

Balance, November 30, 2006	9,333,000	$9,333	$72,827	$-	$(42,714)	$39,446

The accompanying notes are an integral part of these consolidated financial statements

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
November 30, 2006
(Unaudited)

Note 1	NATURE OF OPERATIONS

Organization

Westmont Resources Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on November 16, 2004. The Company’s principal executive offices are in Mt. Vernon, Washington.

On March 9, 2005, the Company formed a wholly-owned subsidiary, known as Norstar Explorations Ltd. (“Norstar”), a company incorporated in British Columbia, Canada.

Exploration Stage Activities

The Company has been in the exploration stage, as defined in the Statement of Financial Accounting Standards No. 7, since its formation for the purpose of acquiring exploration and development stage natural resource properties. It has not yet realized any revenues from its planned operations.

Risk Factors

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $42,714 for the period from November 16, 2004 (inception) to November 30, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal period ended May 31, 2006.

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
Novvember 30, 2006
(Unaudited)

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The results of operations for the six months ended November 30, 2006, are not indicative of the results that may be expected for the full year.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Norstar Explorations Ltd. (a British Columbia corporation). All significant inter-company balances and transactions have been eliminated on consolidation.

Organization and Start-up Costs

Costs of start up activities, including organizational costs, are expensed as incurred.

Mineral Properties and Exploration Costs

Mineral property acquisition, exploration and development costs were expensed as incurred until April 1, 2004 and effective April 1, 2004, in accordance with Emerging Issues Task Force 04-02, mineral property acquisition costs are capitalized when incurred and are classified as tangible assets and are evaluated for impairment and written down as required.

Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As of the date of these financial statements, the Company has only incurred exploration costs which have been charged to operations. To date the Company has not established any proven or probable reserves on its mineral properties.

The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at November 30, 2006, any potential costs relating to the retirement of the Company’s mineral property interests has not yet been determined.

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
November 30, 2006
(Unaudited)

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At November 30, 2006, the Company had no cash equivalents.

Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities and due to related party.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. At November 30, 2006 and 2005, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)	monetary items at the exchange rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expenses at the average rate in effect during the applicable accounting period.

Translation adjustments resulting from this process are recorded in Stockholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss). Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are recorded in the Statement of Operations.

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
November 30, 2006
(Unaudited)

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company measures compensation cost for stock-based compensation using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees”. The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

Income Taxes

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Segmented Information

The Company follows FAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” about operating segments in financial statements, as well as additional disclosures about products and services, geographic areas and major customers.

The Company conducts substantially all of its operations in Canada in one business segment.

Use of Estimates

The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Actual results may differ from the estimates.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
November 30, 2006
(Unaudited)

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue in accordance with the criteria outlined in Securities Exchange Commission Staff Accounting Bulletin No. 104 (“SAP 104”), “Revenue Recognition”. Revenues will be recognized once they are earned; specifically when: (a) services are provided or products are delivered to customers, (b) clear proof that an arrangement exists, (c) amounts are fixed or can be determined, and (d) the Company’s ability to collect is reasonably assured.

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Advertising Costs

Advertising costs are expensed as incurred. No advertising costs were incurred in the current fiscal period.

Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
November 30, 2006
(Unaudited)

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Donated Capital

In accordance with Statement of Financial Accounting Standards No. 116 (“SFAS 116”), “Accounting for Contributions Received and Contributions Made”, the Company reflects donated capital, such as outright gifts to the Company by way of donated management services provided, in the Statement of Operations.

Donated management services are recognized if the services received (a) create or enhance non-financial assets, or (b) require specialized skills, are provided by individuals possessing these skills, and would typically need to be purchased if not provided by donation.

Exploration Stage Enterprise

The Company’s consolidated financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mineral properties in British Columbia, Canada. Until such properties are acquired and developed, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with entities in the exploration stage.

Note 3	MINERAL PROPERTY

JB1 Claim

On March 21, 2005, the Company, through its wholly owned subsidiary, entered into a purchase agreement to acquire an undivided 100% interest in a 500 hectare (1,235.5 acre) mineral claim (known as the “JB1 Claim”) located in the Atlin Mining Division of British Columbia, Canada. Subsequent to the new British Columbia online staking system implemented in early 2005, on July 7, 2005, the original 500 hectare claim was fully converted to the new online grid system. As a result of this conversion, the JB 1 claim was extended out on three sides, and is now 796.535 hectares (approx. 1,968 acres) in size. The consideration was $3,304 (CAD$4,000) cash (paid June 24, 2005) on execution of the agreement.

In 2006, during the course of the Company’s strategic review of its mineral exploration operations, the Company recorded a net impairment charge of $3,304 relating to the impairment of its mineral acquisition costs, when it was determined that future undiscounted cash flows associated with these assets were insufficient to recover their carrying values. The impaired assets represent the Company’s total interest in mineral rights. These assets may have a nominal value, but were written down to $Nil.

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
November 30, 2006
(Unaudited)

Note 3	MINERAL PROPERTY(continued)

Under mineral titles legislation, the Company is required to file assessment work to keep its claims in good standing, as follows:

	i)	Complete exploration work of CDN$4 (approximately $3.60 US) per hectare each year for three years, then CDN$8 (approximately $7.20 US) per hectare each year afterwards; or

	ii)	The payment of the equivalent of cash in lieu prior to March 29, 2007.

During the year ended May 31, 2006, the Company also incurred $2,646 (2005: $Nil) of mineral property exploration costs. To November 30, 2006, the Company has incurred costs of $7,735 on the JB1 Claim.

Note 4	COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share and no other class of shares is authorized.

During the period ended May 31, 2005, the Company issued 5,500,000 shares of common stock for total cash proceeds of $5,500. During the year ended May 31, 2006, the Company issued 3,833,000 shares of common stock for total cash proceeds of $76,660.

As at November 30, 2006, the Company has no stock option plan, warrants or other dilutive securities.

Note 5	RELATED PARTY TRANSACTIONS

The Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

a)

A director of the Company provided a loan of $10,340 as at November 30, 2006 (May 31, 2006 - $6,088) to the Company. The amount is unsecured, non-interest bearing and has no specified terms of repayment.

b)

The President of the Company provides management services to the Company. The services are valued at $500 per month. For the six months ended November 30, 2006 donated management services of $3,000 (2005 - $3,000) were charged to operations.

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
November 30, 2006
(Unaudited)

Note 6	INCOME TAXES

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items:

Computed expected (benefit of) income taxes	$(14,523)
Increase in valuation allowance	14,523

Income tax provision	$-

Significant components of the Company’s deferred income tax assets are as follows:

Operating loss carryforward	$34,979
Mineral property expenses	3,304
Exploration expenses	4,431
42,714

Statutory tax rate	34%

Deferred income tax asset	14,523
Valuation allowance	(14,523)

$-

Note 7	CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters, except as disclosed. Rental of premises is pursuant to a lease entered into on August 18, 2006, on a month-to-month basis at a rate of $180 per month.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Registration Statement on Form SB-2 and our Current Reports on Form 8-K.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in a mineral property located in the Province of British Columbia, Canada, that we call the “JB 1 Claim.” We are currently conducting mineral exploration activities on the JB 1 Claim in order to assess whether it contains any commercially exploitable gold, copper or silver reserves. Currently, there are no known mineral reserves on the JB 1 Claim.

PLAN OF OPERATION

Our plan of operation is to conduct mineral exploration activities on the JB 1 Claim in order to assess whether the property contains mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable mineral deposits. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on the JB 1 Claim.

We received a geological evaluation report on the JB 1 Claim entitled “Report and Recommendations JB 1 Claim Tenure No. 530766, Atlin Mining District Northwestern British Columbia Canada” prepared by Mr. Ostensoe on April 23, 2006. The geological report summarizes the results of the history of the exploration of the mineral claim, the regional and local geology of the mineral claim and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claim and recommends a further geological exploration program on the mineral claim. During the next twelve months, we intend to proceed with Phase I of our exploration program and, depending on the results of Phase I, Phase II of our exploration program. Phases I and II of our exploration program involve the following:

Phase	Exploration Program	Cost	Status
Phase I	Review historic data for initial evaluation in the field; geochemical sampling and reconnaissance work; analyses of 20 rock samples and 50 stream sediment and soil samples.	$5,060	In Progress. Expected to be completed in the Spring of 2007.

Phase	Exploration Program	Cost	Status
Phase II	Review data and prepare recommendations; grid preparation, geological mapping, magnetometer and soil surveys; trenching; analyses of 15 rock and 50 soil samples.	$7,420	Expected to be completed in the Fall of 2007, depending on the results of Phase I.

Phase I of our exploration program has commenced and is expected to be completed sometime in the Spring of 2007. A decision on whether to proceed beyond Phase I of our exploration program will be made by assessing whether the results of Phase I are sufficiently positive. In making this decision, we will rely on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding to the next phase of our exploration program will be based on a number of factors, including his subjective judgment, and will depend primarily on the results of the immediately preceding exploration stage.

As of November 30, 2006, we had cash on hand of $61,307. We have sufficient cash on hand to pay the anticipated costs of Phases I, II and III of our proposed exploration program. However, there are no assurances that the actual costs of completing this exploration program will not exceed our estimates of those costs. If the actual costs of the exploration program are substantially greater than what we have estimated, we may be required to seek additional financing. In addition, if we decide to proceed with additional work beyond Phase III, of which there is no assurance, we may also be required to seek additional financing. We currently do not have any arrangements for additional financing.

During the exploration stage of our business, our sole officer and director will be devoting approximately 25% of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months since all exploratory work has been, and will continue to be, performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months, nor do we plan to make any purchases of equipment over the next twelve months. Outside consultants will be expected to provide all tools needed for the exploratory work being conducted.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,000
Office Expenses	$3,000
Mineral Property Exploration Expenses	$12,480
TOTAL	$35,480

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended		Percentage	Six Months Ended		Percentage
	November 30		Increase /	November 30		Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	Nil	Nil	n/a	Nil	Nil	n/a
Expenses	$(18,716)	$(2,252)	731.1%	$(24,973)	$(7,289)	242.6%
Donated Management Services	1,500	1,500	n/a	3,000	3,000	n/a
Net Income (Loss)	$(17,216)	$(752)	2,189.4%	$(21,973)	$(4,289)	412.3%

REVENUE

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Operating Expenses

Our operating expenses for the interim periods ended November 30, 2006 and 2005 consisted of the following:

	Second Quarter Ended		Percentage	Six Months Ended		Percentage
	November 30		Increase /	November 30		Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Accounting and Audit Fees	$4,343	$--	100%	$6,636	$--	100%
Impairment Loss – Mineral Property Acquisition Costs	--	--	n/a	--	3,304	(100)%
Filing	1,215	215	465.1%	1,215	215	465.1%
Legal	6,409	315	1,934.6	7,367	525	1,303.2%
Management Services	1,500	1,500	n/a	3,000	3,000	n/a
Mineral Property Exploration Costs	1,785	--	100%	1,785	--	100%
Office and Sundry	1,007	222	353.6%	1,653	245	574.7%
Travel and Promotion	957	--	100%	1,817	--	100%
Transfer Agent	1,500	--	100%	1,500	--	100%
Total Operating Expenses	$18,716	$2,252	731.1%	$24,973	$7,289	242.6%

We anticipate our operating expenses will increase as we undertake our exploration program for our JB 1 Claim. We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At November 30,		Percentage
	2006	At May 31, 2006	Increase / (Decrease)
Current Assets	$61,487	$73,707	(16.6)%
Current Liabilities	(22,041)	(12,288)	79.4%
Working Capital	$39,446	$61,419	(35.8)%

Cash Flows

	Six Months Ended	Six Months Ended
	November 30, 2006	November 30, 2005
Cash Flows Used In Operating Activities	$(14,867)	$(1,418)
Cash Flows Used In Investing Activities	(1,785)	(3,304)
Cash Flows From Financing Activities	4,252	10,725
Net Increase (Decrease) In Cash During Period	$(12,400)	$6,003

The decreases in our working capital surplus at November 30, 2006 from May 31, 2006, and the increases in our cash used during the six month period ended November 30, 2006, from the comparable period ended November 30, 2005 are primarily a result of: (i) the additional expenses associated with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto; (ii) the commencement of our exploration program for our JB 1 Claim; and (iii) from the fact that we had no revenue or sources of financing during the six month period ended November 30, 2006.

As of November 30, 2006, our cash on hand was $61,307. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended May 31, 2006, that there is substantial doubt that we will be able to continue as a going concern.

Future Financing

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for exploration work beyond Phase II of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at November 30, 2006 and for all periods presented in the attached financial statements, have been included. Interim results for the six month period ended November 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our interim financial statements for the period ended November 30, 2006.

Mineral Properties and Exploration Costs

Mineral property acquisition, exploration and development costs were expensed as incurred until April 1, 2004 and effective April 1, 2004, in accordance with Emerging Issues Task Force 04-02, mineral property acquisition costs are capitalized when incurred and are classified as tangible assets and are evaluated for impairment and written down as required.

Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. From that time forward, we will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As of the date of our most recently completed financial statements, we have only incurred exploration costs which have been charged to operations. To date, we have not established any proven or probable reserves on our mineral properties.

We have adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at November 30, 2006, any potential costs relating to the retirement of our mineral property interests has not yet been determined.

Donated Capital

In accordance with Statement of Financial Accounting Standards No. 116 (“SFAS 116”), “Accounting for Contributions Received and Contributions Made”, we reflect donated capital, such as outright gifts to us by way of donated management services provided, in the Statement of Operations.

Donated management services are recognized if the services received (a) create or enhance non-financial assets, or (b) require specialized skills, are provided by individuals possessing these skills, and would typically need to be purchased if not provided by donation.

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business will fail.

Our current operating funds are sufficient to meet the anticipated costs of Phase I, II, and III of our exploration program. However, our existing funds may be insufficient if the actual costs of our exploration program significantly exceed our estimates or if we decide to proceed beyond Phase III of our exploration program or if we decided to begin mining efforts in the event that it is determined that our property contains mineral reserves. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of the fiscal period ended November 30, 2006, we had cash on hand in the amount of $61,307. We have not earned any revenues from our mineral exploration since our inception. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to earn revenue from our mineral exploration and, because our ability to sustain our operations is dependent on our ability to raise financing, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have accrued net losses of $42,714 for the period from our inception on November 16, 2004 to November 30, 2006, and have no significant revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern. Telford Sadovnick, P.L.L.C., Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Westmont is suitable.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The JB 1 Claim does not contain a known body of commercial ore and, therefore, any program conducted on the JB 1 Claim would be an exploratory search of ore. There is no certainty that any expenditures made in the exploration of the JB 1 Claim will result in discoveries of commercial quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

We have no known mineral reserves and if we cannot find any, we will have to cease operations.

We have no mineral reserves. If we do not find a commercially viable mineral reserve, or if we cannot complete the exploration of the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do so, we may have to cease operations and you may lose your investment. Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property, our production capability is subject to further risks including:

  Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;
  Availability and costs of financing;
  Ongoing costs of production; and
  Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the JB 1 Claim, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

Given the above noted risks, the chances of finding reserves on our mineral property are remote and funds expended on exploration will likely be lost.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

As we undertake exploration of our mineral claim, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of British Columbia, Canada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

(i)	Water discharge will have to meet drinking water standards;

(ii)	Dust generation will have to be minimal or otherwise re-mediated;

(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

(iv)	An assessment of all materials to be left on the surface will need to be environmentally benign;

(v)	Ground water will have to be monitored for any potential contaminants;

(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Our annual cost of compliance with the Mineral Tenure Act is currently approximately $2,868 per year. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves, we may be unable to complete our exploration program and have to abandon our operations.

Because our sole executive officer and director does not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Andrew Jarvis, our sole executive officer and sole director, does not have any formal training as a geologist and only limited training in the technical aspects of managing a mineral exploration company. With very limited direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

We may conduct further offerings in the future in which case your shareholdings will be diluted.

We completed an offering of 3,833,000 shares of our common stock at a price of $0.02 per share to investors on May 31, 2006. Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors’ percentage interest in us will be diluted. The result of this could reduce the value of their stock.

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We intend to apply for trading of our common stock on the OTC Bulletin Board. However, we can provide no assurance that our shares will be approved for trading on the OTC Bulletin Board or, if traded, that a public market will materialize. If our common stock is not traded on the OTC Bulletin Board or if a public market for our common stock does not develop, stockholders may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We registered the resale of 3,833,000 shares of our common stock (the “Shares”) offered by our selling stockholders at a price of $0.04 per share pursuant to a Registration Statement on Form SB-2 under the Securities Act of 1933 (the “Offering”). The SEC declared our Registration Statement on Form SB-2 (File No. 333-138005), effective at 12:00 pm (Eastern Time) on January 12, 2007 (the “Effective Date”). We did not sell any shares of our common stock in the Offering and therefore will not receive any proceeds from the Offering. The Offering will terminate nine months after the Effective Date. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. We are paying all expenses of the Offering. No portion of these expenses will be paid by the selling stockholders. The selling stockholders, however, will pay any other expenses incurred in selling their common stock, including any brokerage commissions or costs of sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation. (1)
3.2	Bylaws, as amended.(1)
10.1	Purchase Agreement dated March 21, 2005 between Andrew Jarvis and Norstar Explorations Ltd. (1)
21.1	List of Subsidiaries.(1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on October 13, 2006, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMONT RESOURCES INC.

Date:	February 23, 2007	By:	/s/ Andrew Jarvis
ANDREW JARVIS
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)