Form 10QSB
period 2007-02-28
WESTMONT RESOURCES INC.
filed 2007-04-16
CIK 1377963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended February 28, 2007

[ ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period from ________ to  ________

COMMISSION FILE NUMBER 000-52398

WESTMONT RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	76-0773948
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1621 Freeway Drive, Suite 209
Mount Vernon, WA 98273
(Address of principal executive offices)

(360) 395-6040
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 12, 2007, the Issuer had 9,333,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

WESTMONT RESOURCES INC.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2007

(Stated in U.S. Dollars)

(Unaudited)

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(unaudited)

	February 28,	May 31,
	2007	2006
		(audited)
ASSETS

CURRENT ASSETS
Cash	$44,866	$73,707
Prepaid expenses	180	-

	$45,046	$73,707

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,127	$6,200
Due to related party	11,936	6,088

	16,063	12,288

STOCKHOLDERS’ EQUITY
Capital stock
Authorized:
75,000,000 common voting shares, $0.001 par value,
Issued and outstanding:
9,333,000 common shares (May 31, 2006 – 9,333,000)	9,333	9,333
Additional paid-in capital	72,827	72,827
Deficit accumulated during the exploration stage	(53,177)	(20,741)

	28,983	61,419

	$45,046	$73,707

The accompanying notes are an integral part of these consolidated financial statements

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three months	Three months	Nine months	Nine months	November 16,
	ended	ended	ended	ended	2004 (Inception)
	February 28,	February 28,	February 28,	February 28,	to February 28,
	2007	2006	2007	2006	2007

Expenses
Accounting and audit fees	$5,665	$-	$12,301	$-	$18,501
Impairment loss - mineral property acquisition
Costs (Note 3)	-	-	-	3,304	3,304
Filing	585	-	1,800	215	1,800
Incorporation costs	-	-	-	-	790
Legal	1,826	600	9,193	1,125	13,342
Management services	1,500	1,500	4,500	4,500	13,000
Mineral property exploration costs	-	-	1,785	-	4,431
Office and sundry	962	25	2,615	270	5,214
Travel and promotion	1,425	-	3,242	-	4,295
Transfer agent	-	-	1,500	-	1,500

	11,963	2,125	36,936	9,414	66,177
Other income
Donated management services	(1,500)	(1,500)	(4,500)	(4,500)	(13,000)

Net Loss for the Period	$10,463	$625	$32,436	$4,914	$53,177

Basic loss per common share	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares
outstanding	9,333,000	6,571,250	9,333,000	6,369,986

The accompanying notes are an integral part of these consolidated financial statements

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Nine months	Nine months	November 16, 2004
	ended	ended	(Inception) to
	February 28,	February 28,	February 28,
	2007	2006	2007
Cash provided by (used in):
Operating Activities
Net loss for the period	$(32,436)	$(4,914)	$(53,177)
Adjustments to reconcile net loss to cash:
Management services	4,500	4,500	13,000
Mineral property exploration cost	1,785		4,431
Impairment loss – mineral property acquisition
costs	-	3,304	3,304
Donated management services	(4,500)	(4,500)	(13,000)
Changes in non-cash working capital related
to operations:
Prepaid expenses	(180)	-	(180)
Accounts payable and accrued liabilities	(2,073)	167	4,127

	(32,904)	(1,443)	(41,495)

Investing Activity
Mineral property exploration costs	(1,785)	-	(4,431)
Mineral property acquisition costs	-	(3,304)	(3,304)

	(1,785)	(3,304)	(7,735)

Financing Activities
Proceeds on sale of common stock	-	-	82,160
Share subscriptions received (receivable)	-	30,185	-
Advances from related party	5,848	-	11,936

	5,848	30,185	94,096

Increase (Decrease) in Cash during the period	(28,841)	25,438	44,866

Cash, beginning of the period	73,707	13,607	-

Cash, end of the period	$44,866	$39,045	$44,866

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

Non-cash transactions:
Donated management services	$4,500	$4,500	$13,000

The accompanying notes are an integral part of these consolidated financial statements

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in U.S. Dollars)
for the period November 16, 2004 (Inception) to February 28, 2007
(Unaudited)

					Deficit
				Share	Accumulated
			Additional	Subscriptions	During the
	Common Shares		Paid-in	Received	Exploration
	Number	Par Value	Capital	(Receivable)	Stage	Total

Balance, November 16, 2004	-	$-	$-	$-	$-	$-

Capital stock issued for cash:
– at $0.001 per share	5,500,000	5,500	-	-	-	5,500
Share subscriptions received	-	-	-	10,700	-	10,700
Net loss for the period	-	-	-	-	(4,515)	(4,515)

Balance, May 31, 2005	5,500,000	5,500	-	10,700	(4,515)	11,685

Capital stock issued for cash:
– at $0.02 per share	3,833,000	3,833	72,827	-	-	76,660
Share subscriptions receivable	-	-	-	(10,700)	-	(10,700)
Net loss for the year	-	-	-	-	(16,226)	(16,226)

Balance, May 31, 2006	9,333,000	9,333	72,827	-	(20,741)	61,419

Net loss for the period	-	-	-	-	(32,436)	(32,436)

Balance, February 28, 2007	9,333,000	$9,333	$72,827	$-	$(53,177)	$28,983

The accompanying notes are an integral part of these consolidated financial statements

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
February 28, 2007
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

Risk Factors

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $53,177 for the period from November 16, 2004 (inception) to February 28, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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
February 28, 2007
(Unaudited)

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The results of operations for the nine months ended February 28, 2007, are not indicative of the results that may be expected for the full year.

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

The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at February 28, 2007, any potential costs relating to the retirement of the Company’s mineral property interests has not yet been determined.

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
February 28, 2007
(Unaudited)

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At February 28, 2007, the Company had no cash equivalents.

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

Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. At February 28, 2007, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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
February 28, 2007
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
February 28, 2007
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
February 28, 2007
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
February 28, 2007
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

During the year ended May 31, 2006, the Company also incurred $2,646 (2005: $Nil) of mineral property exploration costs. To Febraury 28, 2007, the Company has incurred costs of $7,735 on the JB1 Claim.

Note 4	COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share and no other class of shares is authorized.

During the period ended May 31, 2005, the Company issued 5,500,000 shares of common stock for total cash proceeds of $5,500. During the year ended May 31, 2006, the Company issued 3,833,000 shares of common stock for total cash proceeds of $76,660. As at February 28, 2007, the Company has no stock option plan, warrants or other dilutive securities.

Note 5	RELATED PARTY TRANSACTIONS

The Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

a)

A director of the Company provided a loan of $11,936 as at February 28, 2007 (May 31, 2006 - $6,088) to the Company. The amount is unsecured, non-interest bearing and has no specified terms of repayment.

b)

The President of the Company provides management services to the Company. The services are valued at $500 per month. For the nine months ended February 28, 2007 donated management services of $4,500 (2006 - $4,500) were charged to operations.

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
February 28, 2007
(Unaudited)

Note 6	INCOME TAXES

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items:

Computed expected (benefit of) income taxes	$(18,080)
Increase in valuation allowance	18,080
Income tax provision	$-

Significant components of the Company’s deferred income tax assets are as follows:

Operating loss carryforward	$45,442
Mineral property expenses	3,304
Exploration expenses	4,431
53,177

Statutory tax rate	34%

Deferred income tax asset	18,080
Valuation allowance	(18,080)

$-

Note 7	CONTRACTUAL OBLIGATIONS

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

Overview

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results for the nine months ended February 28, 2007 and changes in financial condition from May 31, 2006. The following discussion should be read in conjunction with Management’s Discussion and Analysis or Plan of Operation included in our Registration Statement on Form SB-2 originally filed on October 13, 2006, as amended.

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

As of February 28, 2007, we had cash on hand of $44,866. We have sufficient cash on hand to pay the anticipated costs of Phases I and II of our proposed exploration program. However, there are no assurances that the actual costs of completing this exploration program will not exceed our estimates of those costs. If the actual costs of the exploration program are substantially greater than what we have estimated, we may be required to seek additional financing. In addition, if we decide to proceed with additional work beyond Phase II, of which there is no assurance, we may also be required to seek additional financing. We currently do not have any arrangements for additional financing.

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

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,000
Office Expenses	$3,000
Mineral Property Exploration Expenses	$12,480
TOTAL	$35,480

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended		Percentage	Nine Months Ended		Percentage
	February 28		Increase /	February 28		Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	Nil	Nil	n/a	Nil	Nil	n/a
Expenses	$(11,963)	$(2,125)	463.0%	$(36,936)	$(9,414)	292.4%
Donated Management	1,500	1,500	n/a	4,500	4,500	n/a
Services
Net Income (Loss)	$(10,463)	$(625)	1,574%	$(32,436)	$(4,914)	560.1%

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

Operating Expenses

Our operating expenses for the interim periods ended February 28, 2007 and 2006 consisted of the following:

	Third Quarter Ended		Percentage	Nine Months Ended		Percentage
	February 28		Increase /	February 28		Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Accounting and Audit Fees	$5,665	$-	n/a	$12,301	$-	n/a

Impairment Loss – Mineral Property Acquisition Costs	--	--	n/a	--	3,304	n/a
Filing	585	-	n/a	1,800	215	737.2%
Legal	1,826	600	204.3%	9,193	1,125	717.2%
Management Services	1,500	1,500	n/a	4,500	4,500	n/a

Mineral Property Exploration Costs	-	--	n/a	1,785	--	n/a

Office and Sundry	962	25	3,748%	2,615	270	868.5%
Travel and Promotion	1,425	--	n/a	3,242	--	n/a

Transfer Agent	-	--	n/a	1,500	--	n/a
Total Operating	$11,963	$2,125	463.0%	$36,936	$9,414	292.4%
Expenses

The additional accounting and legal fees incurred during the three and nine months ended February, 28, 2007 are primarily attributable to the costs associated with the filing of our Registration Statement on Form SB-2, and the amendments thereto, and with meeting our ongoing reporting obligations under the Exchange Act.

We anticipate our operating expenses will increase as we undertake our exploration program for our JB 1 Claim. We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At February 28,		Percentage
	2007	At May 31, 2006	Increase / (Decrease)
Current Assets	$45,046	$73,707	(35.9)%
Current Liabilities	(16,063)	(12,288)	30.7%
Working Capital	$28,983	$61,419	(52.8)%

Cash Flows
	Nine Months Ended	Nine Months Ended
	February 28, 2007	February 28, 2006
Cash Flows Used In Operating Activities	$(32,904)	$(1,443)
Cash Flows Used In Investing Activities	(1,785)	(3,304)
Cash Flows From Financing Activities	5,848	30,185
Net Increase (Decrease) In Cash During Period	$(28,841)	$25,438

The decreases in our working capital surplus at February 28, 2007 from May 31, 2006, and the increases in our cash used during the nine month period ended February 28, 2007, from the comparable period ended February 28, 2006 are primarily a result of: (i) the additional expenses associated with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto; (ii) the commencement of our exploration program for our JB 1 Claim; and (iii) from the fact that we had no revenue or sources of financing during the six month period ended November 30, 2006.

As of February 28, 2007, our cash on hand was $44,866. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended May 31, 2006, that there is substantial doubt that we will be able to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at February 28, 2007, and for all periods presented in the attached financial statements, have been included. Interim results for the nine month period ended February 28, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our interim financial statements for the period ended February 28, 2007.

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

We have adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at February 28, 2007, any potential costs relating to the retirement of our mineral property interests has not yet been determined.

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

Our current operating funds are sufficient to meet the anticipated costs of Phase I, II, and III of our exploration program. However, our existing funds may be insufficient if the actual costs of our exploration program significantly exceed our estimates or if we decide to proceed beyond Phase III of our exploration program or if we decided to begin mining efforts in the event that it is determined that our property contains mineral reserves. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of the fiscal period ended February 28, 2007, we had cash on hand in the amount of $44,866. We have not earned any revenues from our mineral exploration since our inception. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to earn revenue from our mineral exploration and, because our ability to sustain our operations is dependent on our ability to raise financing, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have accrued net losses of $53,177 for the period from our inception on November 16, 2004 to February 28, 2007, and have no significant revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern. Telford Sadovnick, P.L.L.C., Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Westmont is suitable.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation. (1)
3.2	Bylaws, as amended.(1)
10.1	Purchase Agreement dated March 21, 2005 between Andrew Jarvis and Norstar Explorations Ltd. (1)

Exhibit
Number	Description of Exhibits
21.1	List of Subsidiaries.(1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on October 13, 2006, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMONT RESOURCES INC.

Date:	April 16, 2007	By:	/s/ Andrew Jarvis
ANDREW JARVIS
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)