Form 10KSB
period 2007-05-31
WESTMONT RESOURCES INC.
filed 2007-09-11
CIK 1377963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended May 31, 2007

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to  _____

COMMISSION FILE NUMBER: 000-52398

WESTMONT RESOURCES INC.
(Name of small business issuer in its charter)

NEVADA	76-0773948
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1621 Freeway Drive, Suite 209
Mount Vernon, WA	98273
(Address of principal executive offices)	(Zip Code)

(360) 395-6040
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE.
Securities registered under Section 12(g) of the Exchange Act:	Shares of Common Stock, $0.001 Par Value Per Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [X]  No [   ]

State issuer’s revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in
Rule 12b-2 of the Exchange Act.): $76,660, based on a price of $0.02 per share, being the price at which the Issuer last sold shares of its common stock.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 22, 2007, the Issuer had had 9,333,000 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

2 of 29

WESTMONT RESOURCES INC.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED MAY 31, 2007

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Westmont,” and the “Company” mean Westmont Resources Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.                DESCRIPTION OF BUSINESS.

CORPORATE BACKGROUND

We were incorporated on November 16, 2004 under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties.

We currently own a 100% undivided interest in two mineral properties located in the Province of British Columbia, Canada, that we call the “JB 1 Claim” and the “JB 2 Claim.” The JB 1 Claim and the JB 2 Claim are located in northwestern British Columbia, approximately 31 miles south of the town of Atlin. Due to restrictions set by the Province of British Columbia on the ownership of mineral claims, title to the JB 1 Claim and the JB 2 Claim is currently held by our wholly owned subsidiary, Norstar Explorations Ltd., a British Columbia company. During the next 12 months we intend to conduct mineral exploration activities on the JB 1 Claim in order to assess whether it possess deposits of copper, silver and gold capable of commercial extraction. We do not intend to conduct mineral exploration activities on the JB 2 Claim until we have completed our exploration program on the JB 1 Claim.

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

Compliance with Government Regulations

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. The main agency that governs the exploration of minerals in the Province of British Columbia is the British Columbia Ministry of Energy, Mines and Petroleum Resources (“Ministry of Mines”).

The Ministry of Mines manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry of Mines regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to our mineral exploration and development activities are the British Columbia Mineral Tenure Act, and the British Columbia Mines Act, as well as the Health, Safety and Reclamation Code, promulgated under the Mines Act.

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in British Columbia. The Mineral Tenure Act also governs the issuance of leases which are long term entitlements to minerals.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be done in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines, to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

We have not budgeted for regulatory compliance costs in the proposed work program recommended by our geological report on the JB 1 Claim entitled “Report and Recommendations JB 1 Claim Tenure No. 530766, Atlin Mining District Northwestern British Columbia Canada” prepared by our consulting geologist on April 23, 2006.

The Mineral Tenure Act requires that a holder of title to mineral claims must spend at least $4.00 CDN (approximately $3.73 US) per hectare per year in order to keep the property in good standing. The JB 1 Claim and the JB 2 Claim consist of an area of approximately 796.535 hectares and 415.081 hectares, respectively. As such, our annual fee with respect to the JB 1 Claim and the JB 2 Claim is expected to be approximately $3,186 CDN (approximately $2,969 US) and $1,660 CDN (approximately $1,547 US), respectively. The JB 1 Claim is currently in good standing until March 29, 2008 and the JB 2 Claim is currently in good standing until March 22, 2008.

Environmental Regulations

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

If we anticipate disturbing ground during our mineral exploration activities, we will be required to make an application under the Mines Act for a permit. A permit is issued within 45 days of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. The initial exploration activities on the JB 1 Claim (grid establishment, geological mapping, soil sampling, geophysical surveys) do not involve ground disturbance and as a result do not, at this time, require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

If we enter the production phase, of which there is no assurance, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. The regulatory requirements that we will have to meet will likely include:

(i)	Ensuring that any water discharge meets drinking water standards;

(ii)	Dust generation will have to be minimal or otherwise re-mediated;

(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

(iv)	All material to be left on the surface will need to be environmentally benign;

(v)	Ground water will have to be monitored for any potential contaminants;

(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Competition

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Employees

We have no employees other than our sole executive officer and director as of the date of this Annual Report on Form 10-KSB. We conduct our business largely through agreements with consultants and arms length persons.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2.                DESCRIPTION OF PROPERTY.

We currently do not own any physical property or own any real property. We own a 100% undivided interest in the JB 1 Claim and the JB 2 Claim.

We rent office space located at 1621 Freeway Drive, Suite 209, Mount Vernon, WA, 98273. This office space consists of approximately 90 square feet, which we rent at a cost of $180 per month. This rental is on a month-to-month basis without a formal contact.

THE JB 1 CLAIM

Under the Mineral Tenure Act, title to British Columbia mineral claims can only be held by individuals, British Columbia corporations or foreign corporations extra-provincially registered in British Columbia. As such, title to our mineral claim is held by our wholly owned subsidiary, Norstar Explorations Ltd., a British Columbia company.

Description of the JB 1 Claim

The JB 1 Claim is comprised of 796.535 hectares, located 31 miles south of Atlin, British Columbia, Canada, at Gold Bottom Creek, on the southwest flank of Mt. O’Keefe. See “Figure 1” below.

The JB 1 Claim is recorded with the Ministry of Energy, Mines and Petroleum Resources for the Province of British Columbia (the “Ministry of Mines”) as follows:

Name of Mineral Claim	Area in Hectares	Tenure Number	Expiry Date
JB 1	796.535	530766	March 29, 2008

The Province of British Columbia owns the land covered by the mineral claim. To our knowledge, there are no aboriginal land claims that might affect our title to the mineral claim or the Province’s title of the property.

In order to maintain the JB 1 Claim in good standing, we must complete minimum exploration work on the mineral claim and file confirmation of the completion of the work with the Ministry of Mines. In lieu of completing this work, we may pay a fee equal to the minimum exploration work that must be performed with the Ministry of Mines. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claim for one additional year. Our mineral claim is currently in good standing until March 29, 2008. The minimum exploration work that must be performed and/or the fee for keeping our claim current is equal to $4.00 CDN (approximately $3.73 US) per hectare for the first three years and $8.00 CDN (approximately $7.46 US) per hectare thereafter. The JB 1 Claim is comprised of approximately 796.535 hectares, meaning that we will be required to complete minimum exploration work or pay a minimum fee of $3,186 CDN (approximately $2,969 US) each year prior to March 29 for the first three years, in order to keep the JB 1 Claim current. Thereafter, the minimum exploration work/fee payable will increase to $6,372 CDN (approximately $5,938 US) per year. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, our mineral claim will lapse and we will lose all interest in our mineral claim.

Figure 1
Location of Claim

Location

The JB 1 Claim is located south of Mt. O’Keefe, which is 31 miles south of Atlin, British Columbia, Canada. The claim is situated immediately southwest of Mt. O’Keefe and 5.2 miles south of Kuthai Lake (aka “Silver Salmon Lake”) in the headwaters area of Gold Bottom Creek, a tributary of the Sloko River. The Sloko River flows westerly into Atlin Lake and ultimately into the Yukon River system. Elevations on the claim vary from 3,478 feet to 4,511 feet above sea level.

Terrain in the vicinity of the JB 1 Claim is typically post-glacial with gently rounded surfaces and a thin veneer of glacial till and deposits of unconsolidated glacio-fluvial gravels and sands. Outcroppings of bedrock are abundant and forest cover is very sparse.

Physiography & Access

The Mt. O’Keefe area lies east of the Boundary Ranges of the Coast Mountains, in the Taku Plateau physiographic subdivision of the Yukon Plateau. The terrain mostly comprises glaciated hills with moderately steep slopes and underfit streams that occupy broad channels established by glaciers and meltwater streams.

Principal stream drainages flow via the O’Donnel River to Atlin Lake and ultimately to the Yukon River system and other nearby streams flow southerly into the Taku River system. Many of the district lakes, and particularly the Atlin, Surprise and Teslin Lakes, are long, narrow and fjord-like, as a result of both continental and alpine glaciation. There is a complex process of till deposition, erosion and stream capture, related to Wisconsin age continental glaciation and episodes of alpine glaciation.

Atlin is a relatively isolated community of about 350 residents located on the east shore of Atlin Lake in northwestern British Columbia. It is 61 miles south of Jakes Corner, Yukon, on the Alaska Highway and

113 miles from Whitehorse, Yukon. A community airstrip enables air service access by small aircraft. The JB 1 Claim area is serviced by a local road that passes 12 miles southerly from Atlin to Warm Bay on Atlin Lake and continues as a seasonal miners’ road fir a further 7 miles. The remaining 16 miles is accessible by helicopter.

Climate

The Atlin district has a climate with warm summers, cold winters with moderate precipitation, equally in the form of rain and snow. Permafrost is present in sheltered areas and may impede certain types of mineral exploration work. The JB 1 Claim is located at higher elevation, closer to the Coast Mountains, and is subject to more severe weather conditions and a shorter season in which mineral exploration can be conducted.

The area has daily average temperatures of -15.4°C (4.3°F) in the month of January and 13.1°C (55.6°F) in July. The area has annual rainfall of approximately 7.6 inches and annual snowfall of 60.9 inches. On average, the area has precipitation in 115 days annually.

History

The Atlin mining area gained prominence in 1898 when placer gold was discovered, which led to active mining activities between 1898 to 1910, which have been continuous to the present. Placer mining activities spread through the district, with prominent production near Atlin and southerly to McKee Creek and tributaries of the O’Donnel River, particularly Slate Creek.

Mineral exploration intensified during the 1970s with porphyry molybdenum deposits and low grade uranium occurrences located west of Surprise Lake. The Town of Atlin served as a base of operations for prospecting and geological crews working in the nearby Coast Mountains and the Interior Plateau.

Lode gold in the Atlin district commonly occurs with sparce sulphides, including pyrite, base metal minerals and tellurides, in quartz-carbonate veins that are often enveloped by intense alteration assemblages of quartz, carbonate and green micas (i.e. listwanite). Historically, although many small deposits have been explored, none has achieved significant production.

Property Geology

The Atlin mining district lies within accreted oceanic terrane near the Cache Creek Complex of Mississippian, which is composed of Middle Jurassic age rocks, dominantly cherts and sandstones but also volcaniclastic components. Cache Creek assemblage is bordered both to the northwest and southeast by Stikine terrane, a similarly accreted arc-related volcanic allocthon, composed of thick sequences of volcaniclastic bedded formations that have north and northwesterly trending fabrics.

The “Atlin Intrusions” of harzburgite and dunite, with meta-diorite and meta-gabbro and their metamorphosed equivalent, serpentinite, are widely distributed, notably in the historic placer gold mining areas but even more prominently in a northwest trending linear belt that forms the Nahlin ultramafic body. The Nahlin ultramafic body is a north-west, south-east trending formation which extends for some 62 miles with widths of up to 5 miles. It is thought to represent an exposed portion of the ancestral earth’s mantle that is preserved along the east side of what has been identified as the Nahlin fault zone.

Bedrock outcroppings are abundantly distributed and available geological information indicates that the JB 1 Claim area is underlain by ultramafic rocks of the Atlin Intrusions. These bodies include peridotite, dunite, gabbro and diorite and their serpentinized and carbonatized equivalents. Surrounding rocks are Cache Creek group metasediments, including cherts, argillite, quartzite and schist, with greenstone and amphibolite. A previous report in 1985 includes reference to a number of small felsite intrusions of Tertiary age. The Nahlin Fault, an important and strong northwesterly trending structural element, forms the south flank of the so-called “Atlin Terrane” and separates it from the Lower Jurassic age Laberge group of relatively unaltered sedimentary rocks that consists of greywacke, siltstone, mudstone and conglomerate.

The Nahlin ultramafic body has the potential to host economically viable mineral deposits, including base metal sulphides, cinnabar (mercury), gold and platinum group element deposits. A chalcedonic stockwork, located on Gold Bottom Creek a few miles north of JB 1 Claim, is believed to be related to a hot springs-type environment. Previous operators have suggested that a bulk tonnage precious metals deposit may underlie the stockwork. Provincial geological survey personnel in 2001 discovered a massive sulphide mineral zone in Cache Creek assemblage rocks near the eastern boundary of the Nahlin ultramafite.

Mineralization

Previous reports suggest a spatial and genetic relationship between ultramafic bodies and placer gold occurrences. Although there are no assurances, viable placer gold deposits may be found south of O’Donnel River. Platinum group element concentrations may also be located according to recent studies of samples of heavy mineral and sluice box concentrates from the O’Donnel River area that contained significantly high amounts of platinum.

Prospectors in 1959 discovered chrysotile asbestos near Mt. O’Keefe and, while conducting follow-up work, found strongly mineralized “float” with impressive chalcocite mineralization. Work in the area continued in subsequent years and unconfirmed reports suggest that a 1 1/2 to 2 ft. wide vein of chalcocite was found.

Previous exploration surveys in the Gold Bottom Creek area, including most of Mt. O’Keefe, indicated anomalous mercury and arsenic values in both soil and rock samples coincident with chalcedonic stockworks. Another report indicated that, after further delineating four zones of mercury mineralization in sheared and brecciated ultramafic rocks, samples across significant widths returned more than 1% mercury. It further concluded that the area was geologically favorable for the discovery of hydrothermal mineral deposits and recommended additional work including further grid-based work with mapping and soil sampling.

Recommended Geological Exploration Program

We engaged Erik Ostensoe, P.Geo., to prepare a geological evaluation report on the JB 1 Claim. Mr. Ostensoe is a consulting professional engineer in the Geological Section of the Association of Professional Engineers and Geoscientists of the Province of British Columbia, Canada. Mr. Ostensoe attended the University of British Columbia and holds a Bachelor of Science (Honors) degree in Geology. Mr. Ostensoe has been licensed as a professional engineer by the Professional Engineers Association of British Columbia for more than 40 years.

The work completed by Mr. Ostensoe in preparing the geological report consisted of the review of geological data from previous exploration within the region. The acquisition of this data involved the research and investigation of historic files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claim.

The geological evaluation report prepared by Mr. Ostensoe concludes that the JB 1 Claim is located in an alpine area in a geological setting that is highly prospective for the discovery of important mineral deposits, particularly occurrences of gold, copper, nickel and platinum group metals. The area is at present somewhat remote, but there are evolving mining projects in the Tulsequah area and close to Atlin.

In his geological report, Mr. Ostensoe, recommended that a four-phase continuing exploration program be undertaken on the property to determine the prime localities of mineralization on which to focus concentrated exploration. The four-phase program consists of the following:

Phase	Exploration Program	Cost	Status
Phase I	Review historic data for initial evaluation in the field; geochemical sampling and reconnaissance work; analyses of rock samples and stream sediment and soil samples.	$4,320	Completed in Spring of 2007.
Phase II	Review data and prepare recommendations; grid preparation, geological mapping, magnetometer and soil surveys; trenching; analyses of 15 rock and 50 soil samples.	$7,420	Expected to be completed in the Fall of 2007.
Phase III	Continue surveys and sampling work; trenching and drilling; continue assessment; helicopter- supported grid preparation and magnetometer and electromagnetic survey.	$10,000	Expected to be completed in 2008, depending on the results of Phase II.
Phase IV	Further exploration; road building; trenching and rotary or core drilling.	$75,000 - $100,000	Expected to be completed in 2009, depending on the results of Phase III.
	Total Estimated Cost	$121,740*

* Based on the upper estimate of $100,000 for Phase IV.

Current State of Exploration

Work on Phase I of our exploration program was completed in the Spring of 2007 and we are currently awaiting a formal report on the results of Phase I. However, initial indications are that the results of Phase I are sufficiently positive to justify proceeding to Phase II of our exploration program. Based on initial results, we decided to begin work on Phase II. Work on Phase II is expected to be completed by the end of Fall, 2007.

THE JB 2 CLAIM

In addition to our 100% interest in the JB 1 Claim, we acquired a 100% interest in the JB 2 Claim on March 22, 2007. Title to the JB 2 Claim is held by our wholly owned subsidiary, Norstar Explorations Ltd.

The JB 2 Claim is comprised of 415.081 hectares. The JB 2 Claim borders the southern boundary of the JB 1 Claim.

The JB 2 Claim is recorded with the Ministry of Mines as follows:

Name of Mineral Claim	Area in Hectares	Tenure Number	Expiry Date
JB 2	415.081	554843	March 22, 2008

The Province of British Columbia owns the land covered by the mineral claim. To our knowledge, there are no aboriginal land claims that might affect our title to the mineral claim or the Province’s title of the property.

Our mineral claim is currently in good standing until March 22, 2008. The minimum exploration work that must be performed and/or the fee for keeping our claim current is equal to $4.00 CDN (approximately $3.73 US) per hectare for the first three years and $8.00 CDN (approximately $7.46 US) per hectare thereafter. The JB 2 Claim is comprised of approximately 415.081 hectares, meaning that we will be required to complete minimum exploration work or pay a minimum fee of $1,660 CDN (approximately $1,547 US) each year prior to March 22 for the first three years, in order to keep the JB 2 Claim current.

Thereafter, the minimum exploration work/fee payable will increase to $3,321 CDN (approximately $3,094 US) per year. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, our mineral claim will lapse and we will lose all interest in our mineral claim.

We have not yet obtained a geological report on the JB 2 Claim. Due to our limited financial resources, we intend to complete our exploration program on the JB1 Claim before seeking to have a geological report prepared for the JB-2 Claim.

ITEM 3.                LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

General

Our authorized capital stock consists of 75,000,000 shares of common stock, with a par value of $0.001 per share. As of August 22, 2007, there were 9,333,000 shares of our common stock issued and outstanding that are held of record by forty-eight (48) registered stockholders.

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “WMNT” on May 9, 2007. Prior to this date, no public trading market existed for our common stock. Although our shares became eligible for quotation on the OTC Bulletin Board in May 2007, the high and low bid price information for our common stock for the quarter ended May 31, 2007 was not available from the OTC Bulleting Board.

Quotations provided by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide limitations on our ability to declare dividends. Section 78.288 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution (except as otherwise specifically allowed by our Articles of Incorporation).

Recent Sales Of Unregistered Securities

None.

Purchases Of Equity Securities

None.

ITEM 6.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Over the next twelve months, we plan to conduct mineral exploration activities on the JB 1 Claim in order to assess whether the property contains mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable mineral deposits. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on the JB 1 Claim.

We received a geological evaluation report on the JB 1 Claim entitled “Report and Recommendations JB 1 Claim Tenure No. 530766, Atlin Mining District Northwestern British Columbia Canada” prepared by our consulting geologist on April 23, 2006. The geological report summarizes the results of the history of the exploration of the mineral claim, the regional and local geology of the mineral claim and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claim and recommends a further geological exploration program on the mineral claim. Phases I, II and III of our recommended exploration program involve the following:

Phase	Exploration Program	Cost	Status
Phase I	Review historic data for initial evaluation in the field; geochemical sampling and reconnaissance work; analyses of rock samples and stream sediment and soil samples.	$4,320	Completed in the Spring of 2007.
Phase II	Review data and prepare recommendations; grid preparation, geological mapping, magnetometer and soil surveys; trenching; analyses of 15 rock and 50 soil samples.	$7,420	Expected to be completed in the Fall of 2007.
Phase III	Continue surveys and sampling work; trenching and drilling; continue assessment; helicopter-supported grid preparation and magnetometer and electromagnetic survey.	$10,000	Expected to be completed in 2008, depending on the results of Phase II.

Work on Phase I of our exploration program was completed in the Spring of 2007 and we are currently awaiting a formal report on the results of Phase I. However, initial indications are that the results of Phase I are sufficiently positive to justify proceeding to Phase II of our exploration program. Based on initial results, we decided to begin work on Phase II. Work on Phase II is expected to be completed by the end of Fall, 2007.

A decision on whether to proceed beyond Phase II of our exploration program will be made by assessing whether the results of Phase II are sufficiently positive. In making this decision, we will rely on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding to the next phase of our exploration program will be based on a number of factors, including his subjective judgment, and will depend primarily on the results of the immediately preceding exploration stage.

We have not yet obtained a geological report on the JB 2 Claim. We do not intend to seek to have a geological report on the JB 2 Claim prepared until we have completed our exploration program on the JB 1 Claim or we decide not to proceed with our exploration program on the JB 1 Claim.

As of May 31, 2007, we had cash on hand of $39,038 and a working capital surplus of $21,066. We do not currently have sufficient working capital to pay for the anticipated costs of Phase II of our exploration program and meet the anticipated costs of operating our business for the next twelve months. In addition, there are no assurances that the actual costs of completing this exploration program will not exceed our estimates of those costs. We currently do not have any arrangements for additional financing.

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

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,000
Office Expenses	$3,000
Mineral Property Exploration Expenses	$17,420
TOTAL	$40,420

RESULTS OF OPERATIONS

Summary of Year End Results
		Year Ended May 31
			Percentage
	2007	2006	Increase / (Decrease)
Revenue	$--	$--	n/a
Expenses	(46,353)	(22,226)	108.6%
Donated Management Services	6,000	6,000	n/a
Net Comprehensive Loss	$(40,353)	$(16,266)	148.1%

Revenues

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that any commercially viable mineral deposits exist on our mineral claim, that we will discover commercially exploitable levels of mineral resources on our property, or, if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final determination can be made as to whether our mineral claim possesses commercially exploitable mineral deposits of copper, silver and gold.

Expenses

The major components of our operating expenses are outlined in the table below:

	Year Ended	Year Ended	Percentage
	May 31, 2007	May 31, 2006	Increase / (Decrease)
Accounting and Audit Fees	$13,153	$6,200	112.1%
Impairment Loss – Mineral Property Acquisition Costs	146	3,304	(95.6)%
Filing	2,628	--	n/a
Legal	12,994	1,358	856.8%
Management Services	6,000	6,000	n/a
Mineral Property Exploration Costs	1,785	2,646	(32.5)%

Office and Sundry	3,927	1,827	114.9%
Transfer Agent	1,500	--	n/a
Travel and Promotion	4,220	891	373.6%
Total Operating Expenses	$46,353	$22,226	108.6%

The increases in expenses are primarily a result of the increase in accounting and legal fees. The majority of the amounts spent by us on accounting and legal fees are amounts paid in connection with preparing and filing our Registration Statement under the Securities Act, and meeting our ongoing reporting obligations under the Exchange Act.

We anticipate our operating expenses will increase significantly as we proceed with our exploration program.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At May 31, 2007	At May 31, 2006	Increase / (Decrease)
Current Assets	$39,218	$73,707	(46.8)%
Current Liabilities	(18,152)	(12,288)	47.7%
Working Capital (Deficit)	$21,066	$61,419	(65.7)%

Cash Flows
	Year Ended	Year Ended
	May 31, 2007	May 31, 2006
Cash Flows Provided by (Used in) Operating Activities	$(42,255)	$(5,556)
Cash Flows From (Used in) Investing Activities	(146)	(3,304)
Cash Flows From (Used in) Financing Activities	7,732	68,960
Net Increase (Decrease) in Cash During Period	$(34,669)	$60,100

The decreases in our working capital at May 31, 2007 from our year ended May 31, 2006, and the increase in our cash used during the year ended on May 31, 2007, from the preceding fiscal year are primarily a result of the increase in accounting and legal fees associated with preparing and filing our Registration Statement under the Securities Act, the costs associated with meeting our reporting obligations under the Exchange Act, and from the fact that we had no revenue or sources of financing during the fiscal year ended May 31, 2007.

Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. When necessary, we have also relied on advances from our sole executive officer and sole director, Andrew Jarvis. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the fiscal year ended May 31, 2007 that there is substantial doubt that we will be able to continue as a going concern.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities. In the past, we have also relied on advances from Mr. Jarvis when needed. However, there are no assurances that

Mr. Jarvis will be willing to advance us additional funds in the future. There are no assurances that we will be able to arrange for other debt or other financing to fund our planned business activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

Exploration expenditures

We follow a policy of capitalizing mineral property acquisition costs and expensing mineral property exploration expenditures until a production decision in respect of the project and we are reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that we will continue exploration on such project. We do not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are reevaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

Our exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. We have made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

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

Our current working capital is insufficient to meet the anticipated costs of Phase II of our exploration program on the JB 1 Claim and the anticipated costs of operating our business over the next twelve months. Therefore, we will need to obtain additional financing in order to complete our business plan. We have not earned any revenues from our mineral exploration since our inception. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to earn revenue from our mineral exploration and, because our ability to sustain our operations is dependent on our ability to raise financing, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have accrued net losses of $61,094 for the period from our inception on November 16, 2004 to May 31, 2007, and have no significant revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern. Telford Sadovnick, P.L.L.C., Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Westmont is suitable.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The JB 1and the JB 2 Claims do not contain known bodies of commercial ore and, therefore, any program conducted on the JB 1 and the JB 2 Claims would be an exploratory search of ore. There is no certainty that any expenditures made in the exploration of the JB 1 and the JB 2 Claims will result in discoveries of commercial quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

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

-

Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

-	Availability and costs of financing;
-	Ongoing costs of production; and
-	Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the JB 1 and the JB 2 Claims, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

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

Our annual cost of compliance with the Mineral Tenure Act, with respect to the JB 1 and the JB 2 Claims, is currently approximately $4,529 per year. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves, we may be unable to complete our exploration program and have to abandon our operations.

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

The trading price of our common stock may be volatile, with the result that an investor may not be able to sell any shares acquired at a price equal to or greater than the price paid by the investor.

Our common shares are traded on the OTC Bulletin Board under the symbol "WMNT.” Companies traded on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. In addition, to date, there has been no trading volume for our shares on the OTC Bulletin Board. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
2.

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
4.	contains a toll-free telephone number for inquiries on disciplinary actions;
5.	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
6.	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 7.                FINANCIAL STATEMENTS.

Index to Financial Statements:		Page

Audited financial statements as of May 31, 2007, including:

1.	Report of Independent Registered Public Accounting Firm;	F-2

2.	Consolidated Balance Sheets as of May 31, 2007 and 2006;	F-3

3.	Consolidated Statements of Operations for the years ended May 31, 2007 and 2006 and for the period from inception on November 16, 2004 to May 31, 2007;	F-4

4.	Consolidated Statements of Cash Flows for the years ended May 31, 2007 and 2006 and for the period from inception on November 16, 2004 to May 31, 2007;	F-5

5.	Consolidated Statement of Stockholders’ Equity for the period from inception on November 16, 2004 through May 31, 2007; and	F-6

6.	Notes to the Consolidated Financial Statements.	F-7

WESTMONT RESOURCES INC.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

MAY 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Westmont Resources Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Westmont Resources Inc. (the “Company”) (an Exploration Stage Company) as of May 31, 2007 and 2006, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception on November 16, 2004 to May 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westmont Resources Inc. (an Exploration Stage Company) as at May 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and for the period from inception on November 16, 2004 to May 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
August 27, 2007

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
MAY 31, 2007 and 2006

	2007	2006

ASSETS

CURRENT ASSETS
Cash	$39,038	$73,707
Prepaid expenses	180	-

	$39,218	$73,707

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,332	$6,200
Due to related party	13,820	6,088

	18,152	12,288

STOCKHOLDERS’ EQUITY
Capital stock
Authorized:
75,000,000 common voting shares, $0.001 par value,
Issued and outstanding:
9,333,000 common shares (May 31, 2006 – 9,333,000)	9,333	9,333
Additional paid-in capital	72,827	72,827
Deficit accumulated during the exploration stage	(61,094)	(20,741)

	21,066	61,419

	$39,218	$73,707

The accompanying notes are an integral part of these consolidated financial statements

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	Year	Year	November 16,
	ended	ended	2004 (Inception)
	May 31,	May 31,	to May 31,
	2007	2006	2007

Expenses
Accounting and audit fees	$13,153	$6,200	$19,353
Impairment loss – mineral property acquisition costs	146	3,304	3,450
Filing	2,628	-	2,628
Incorporation costs	-	-	790
Legal	12,994	1,358	17,143
Management services	6,000	6,000	14,500
Mineral property exploration costs	1,785	2,646	4,431
Office and sundry	3,927	1,827	6,526
Transfer agent	1,500	-	1,500
Travel and promotion	4,220	891	5,273

	46,353	22,226	75,594
Other income
Donated management services	(6,000	(6,000	(14,500

Net Loss for the Period	$40,353	$16,226	$61,094

Basic loss per common share	$0.00	$0.00

Weighted average number of common shares
outstanding	9,333,000	7,065,421

The accompanying notes are an integral part of these consolidated financial statements

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	Year	Year	November 16, 2004
	ended	ended	(Inception)
	May 31,	May 31,	to May 31,
	2007	2006	2007

Cash provided by (used in):
Operating Activities
Net loss for the period	$(40,353)	$(16,226)	$(61,094)
Adjustments to reconcile net loss to cash:
Management services	6,000	6,000	14,500
Impairment loss – mineral property
acquisition costs	146	3,304	3,450
Donated management services	(6,000)	(6,000)	(14,500)
Changes in non-cash working
capital related
to operations:
Prepaid expenses	(180)	1,599	(180)
Accounts payable and accrued liabilities	(1,868)	5,767	4,332

	(42,255)	(5,556)	(53,492)

Investing Activity
Mineral property acquisition costs	(146)	(3,304)	(3,450)

	(146)	(3,304)	(3,450)

Financing Activities
Proceeds on sale of common stock	-	65,960	82,160
Advances from related party	7,732	3,000	13,820

	7,732	68,960	95,980

(Decrease) Increase in Cash during the period	(34,669)	60,100	39,038

Cash, beginning of the period	73,707	13,607	-

Cash, end of the period	$39,038	$73,707	$39,038

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

Non-cash transactions:
Donated management services	$6,000	$6,000	$14,500

The accompanying notes are an integral part of these consolidated financial statements

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in U.S. Dollars)
for the period November 16, 2004 (Inception) to May 31, 2007

					Deficit
				Share	Accumulated
			Additional	Subscriptions	During the
	Common Shares		Paid-in	Received	Exploration
	Number	Par Value	Capital	(Receivable)	Stage	Total

Balance, November 16, 2004	-	$-	$-	$-	$-	$-

Capital stock issued for cash:
– at $0.001 per share	5,500,000	5,500	-	-	-	5,500
Share subscriptions received	-	-	-	10,700	-	10,700
Net loss for the period	-	-	-	-	(4,515)	(4,515)

Balance, May 31, 2005	5,500,000	5,500	-	10,700	(4,515)	11,685

Capital stock issued for cash:
– at $0.02 per share	3,833,000	3,833	72,827	-	-	76,660
Share subscriptions receivable	-	-	-	(10,700)	-	(10,700)
Net loss for the year	-	-	-	-	(16,226)	(16,226)

Balance, May 31, 2006	9,333,000	9,333	72,827	-	(20,741)	61,419

Net loss for the period	-	-	-	-	(40,353)	(40,353)

Balance, May 31, 2007	9,333,000	$9,333	$72,827	$-	$(61,094)	$21,066

The accompanying notes are an integral part of these consolidated financial statements

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
May 31, 2007 and 2006

Note 1	NATURE OF OPERATIONS

Organization

Westmont Resources Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on November 16, 2004. The Company’s principal executive offices are in Mt. Vernon, Washington.

On March 9, 2005, the Company formed a wholly-owned subsidiary, known as Norstar Explorations Ltd. (“Norstar”), a company incorporated in British Columbia, Canada.

Exploration Stage Activities

The Company has been in the exploration stage, as defined in the Statement of Financial Accounting Standards No. 7, since its formation for the purpose of acquiring exploration and development stage natural resource properties. It has not yet realized any revenues from its planned operations. The Company has not commenced business operations.

Going Concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $61,094 for the period from November 16, 2004 (inception) to May 31, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
May 31, 2007 and 2006

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Exploration expenditures

The Company follows a policy of capitalizing mineral property acquisition costs and expensing mineral property exploration expenditures until a production decision in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At May 31, 2007, and 2006, the Company had no cash equivalents.

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
May 31, 2007 and 2006

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. At May 31, 2007 and 2006, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception.

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
May 31, 2007 and 2006

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
May 31, 2007 and 2006

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Donated management services are recognized if the services received (a) create or enhance non- financial assets, or (b) require specialized skills, are provided by individuals possessing these skills, and would typically need to be purchased if not provided by donation.

Exploration Stage Enterprise

The Company’s consolidated financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as it devote substantially all of its efforts to acquiring and exploring mineral properties in British Columbia, Canada. Until such properties are acquired and developed, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with entities in the exploration stage.

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
May 31, 2007 and 2006

Note 3	RECENT ACCOUNTING PRONOUNCEMENTS

a)

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

b)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

c)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

d)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
May 31, 2007 and 2006

Note 3	RECENT ACCOUNTING PRONOUNCEMENTS (continued)

e)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

f)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

g)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re- measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Note 4	MINERAL PROPERTY

JB Claims

On March 21, 2005, the Company, through its wholly owned subsidiary, entered into a purchase agreement to acquire an undivided 100% interest in a 500 hectare mineral claim (known as the “JB1 Claim”) located in the Atlin Mining Division of British Columbia, Canada. The consideration was $3,304 (CAD$4,000) cash (paid June 24, 2005) on execution of the agreement.

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
May 31, 2007 and 2006

Note 4	MINERAL PROPERTY (continued)

JB Claims (continued)

During 2007, the Company staked an additional claim (known as the “JB2 Claim”) adjacent to the JB1 Claim for $146. In 2007, during the course of the Company’s strategic review of its mineral exploration operations, the Company recorded a net impairment charge of $146 (2006: $3,304) relating to the impairment of its mineral acquisition costs, when it was determined that future undiscounted cash flows associated with these assets were insufficient to recover their carrying values. The impaired assets represent the Company’s total interest in mineral rights. These assets may have a nominal value, but were written down to $Nil. As at May 31, 2007, the Company incurred $1,785 (2006: $2,646) of mineral property exploration costs. To date the Company has incurred mineral property acquisition and exploration costs of $7,881 on the JB Claims.

Under mineral titles legislation, the Company is required to file assessment work to keep its claims in good standing, as follows:

i)	Complete exploration work on the JB1 and JB2 claims of $2,969 and $1,547 respectively each year for three years, then $5,938 and $3,094 respectively each year thereafter ; or

ii)	The payment of the equivalent of cash in lieu of exploration prior to March 29 and March 22 respectively each year.

Note 5	COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share and no other class of shares is authorized.

During the period ended May 31, 2005, the Company issued 6,035,000 shares of common stock for total cash proceeds of $16,200. During the year ended May 31, 2006, the Company issued 3,298,000 shares of common stock for total cash proceeds of $65,960.

As at May 31, 2007, the Company has no stock option plan, warrants or other dilutive securities.

Note 6	RELATED PARTY TRANSACTIONS

The Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

a)	A director of the Company provided a loan of $13,820 as at May 31, 2007 (May 31, 2006 - $6,088) to the Company. The amount is unsecured, non-interest bearing and has no specified terms of repayment.

b)

The President of the Company provides management services to the Company at no charge. The services are valued at $500 per month. For the year ended May 31, 2007, donated management services of $6,000 (2006 - $6,000) were charged to operations.

c)

During the year ended May 31, 2007, the President of the Company paid $146 to stake the JB2 Claim on behalf of the Company. During the year ended May 31, 2005, the Company acquired from the President of the Company an undivided 100% interest in the JB1 Claim located in the Atlin Mining Division of British Columbia. The consideration was $3,304 (CAD$4,000) cash (paid June 24, 2005) on execution of the agreement.

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 7	INCOME TAXES

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 35% to income before income taxes. The difference results from the following items:

	2007	2006

Computed expected (benefit of) income taxes	$(14,124)	$(5,679)

Increase in valuation allowance	14,124	5,679

Income tax provision	$-	$-

As of May 31, 2007, the Company had net operating loss carryforwards of approximately $53,213, which expire commencing 2025. The company has mineral property and exploration expenses of $7,881 to further reduce taxable income.

Significant components of the Company’s deferred income tax assets are as follows:

	2007	2006

Operating loss carryforward	$53,213	$14,791
Mineral property expenses	3,450	3,304
Exploration expenses	4,431	2,646
	61,094	20,741

Statutory tax rate	35%	35%

Deferred income tax asset	21,383	7,259
Valuation allowance	(21,383)	(7,259)

	$-	$-

Note 8	CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters, except as disclosed. Rental of premises is pursuant to a lease entered into on August 18, 2006, on a month-to-month basis at a rate of $180 per month.

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.              CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the year ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.              OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our sole executive officer and director and his age and titles as of May 31, 2007 are as follows:

Name	Age	Position

Andrew Jarvis	40	President, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

Mr. Andrew Jarvis is the President, Secretary, Treasurer and sole director of Westmont. Mr. Jarvis has a Bachelor of Business Administration (1990) from Simon Fraser University. In 2004, Mr. Jarvis successfully passed an overview course on the mineral exploration industry at the British Columbia Institute of Technology. Mr. Jarvis is a member of the British Columbia & Yukon Chamber of Mines.

From 1991 to 1992, Mr. Jarvis was employed as a cable installation crew supervisor with Telecommunications Terminal Systems. From 1993 to 2002, Mr. Jarvis was the president of Advantage Network Services Inc. and Expertech Cablecom Inc., companies engaged in the telecom equipment and cable installation business. He was also a director of Eagle Ridge Ventures Inc. from November 15, 2004 to August 31, 2005.

Mr. Jarvis does not have formal training as a geologist and very limited training on the technical and managerial aspects of managing a mineral exploration company. His prior managerial and consulting positions have not been in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training or experience in the mining industry. We rely on independent geological consultants to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

Term of Office

Members of our board of directors are appointed to hold office until the next annual meeting of our stockholders or until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the provisions of the Nevada Revised Statutes. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our sole officer and director.

We conduct our business through agreements with consultants and arms-length third parties. Currently, we have no formal consulting agreements in place. We have a verbal arrangement with the consulting geologist currently conducting the exploratory work on the JB 1 Claim. We pay to this geologist the usual and customary rates received by geologists performing similar consulting services.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our board of directors. As such, Mr. Jarvis acts in those capacities as our sole director.

Audit Committee Financial Expert

Mr. Jarvis is our sole director and does not qualify as an “audit committee financial expert.” We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe that the services of an audit committee financial expert are not warranted at this time.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our principal executive officer and principal financial officer and certain other finance executives, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached hereto as an exhibit to this Annual Report on Form 10-KSB. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our principal executive officer and principal financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended May 31, 2007, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Andrew Jarvis President, Secretary, Treasurer and Director	None	None	None

ITEM 10.                EXECUTIVE COMPENSATION.

Summary Compensation Table

We did not pay any compensation to our sole executive officer and sole director during the fiscal year ended May 31, 2007. Mr. Jarvis donates approximately 25% of his business time to us free of charge.

Outstanding Equity Awards At Fiscal Year-End

As at May 31, 2007, we did not have any outstanding equity awards.

Employment Contracts

We have no employment contracts, termination of employment or change-in-control arrangements with Mr. Jarvis, our sole executive officer and sole director.

Mr. Jarvis provides his services on a part-time basis as required for our business. Mr. Jarvis presently commits approximately 25% of his business time to our business. Mr. Jarvis donates his management services to us free of charge. The management services donated by Mr. Jarvis are valued at $500 per month.

ITEM 11.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 22, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Andrew Jarvis President, Secretary and Treasurer Director 1621 Freeway Drive, Suite 209 Mount Vernon, WA 98273	5,500,000 Direct	58.9%
Common Stock	All Directors and Executive Officers as a Group (1 person)	5,500,000 Shares	58.9%
5% STOCKHOLDERS
Common Stock	Andrew Jarvis President, Secretary and Treasurer Director 1621 Freeway Drive, Suite 209 Mount Vernon, WA 98273	5,500,000 Direct	58.9%

Notes:
(1)

Based on 9,333,000 shares of our common stock issued and outstanding as of August 22, 2007. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 22, 2007.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

On March 16, 2005, we issued 5,500,000 total shares of common stock to our sole executive officer and sole director, Andrew Jarvis, at a price of $0.001 per share. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.

In addition, we purchased the JB 1 Claim from Mr. Jarvis at a cost of $4,000 CDN (approximately $3,738 USD) in March 2005. Title to the JB 1 Claim is currently held by our wholly owned subsidiary, Norstar Explorations Ltd.

As at May 31, 2007, we are indebted to Mr. Jarvis in the amount of $13,820 on account of amounts advanced to us for the payment of general and administrative expenses and the costs associated with completing Phase I of our exploration program. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

ITEM 13.                EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

Exhibit
Number	Description of Exhibits

10.1	Purchase Agreement dated March 21, 2005 between Andrew Jarvis and Norstar Exploration Ltd.(1)

14.1	Code of Ethics.

21.1	List of Subsidiaries.

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on October 13, 2006, as amended.

ITEM 14.                PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended May 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2007	Year Ended May 31, 2006
Audit Fees	$15,664	$Nil
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,664	$Nil

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMONT RESOURCES INC.

Date:	September 7, 2007	By:	/s/ Andrew Jarvis
ANDREW JARVIS
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 7, 2007	By:	/s/ Andrew Jarvis
ANDREW JARVIS
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)
Director