Form 10QSB
period 2007-08-31
WESTMONT RESOURCES INC.
filed 2007-10-05
CIK 1377963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended August 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 2, 2007, the Issuer had 9,333,000 Shares of Common Stock
outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

WESTMONT RESOURCES INC.

(An Exploration Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

AUGUST 31, 2007

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	August 31,	May 31,
	2007	2007

ASSETS

CURRENT ASSETS
Cash	$28,456	$39,038
Prepaid expenses	180	180
	$28,636	$39,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,460	$4,332
Due to related party	15,614	13,820
	24,074	18,152

STOCKHOLDERS’ EQUITY
Capital stock
Authorized:
75,000,000 common voting shares, $0.001 par value,
Issued and outstanding:
9,333,000 common shares (May 31, 2007 – 9,333,000)	9,333	9,333
Additional paid-in capital	72,827	72,827
Deficit accumulated during the exploration stage	(77,598)	(61,094)
	4,562	21,066
	$28,636	$39,218

The accompanying notes are an integral part of these consolidated financial statements

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months	Three Months	November 16,
	Ended	Ended	2004 (Inception)
	August 31,	August 31,	to August 31,
	2007	2006	2007

Expenses
Accounting and audit fees	$5,500	$2,293	$24,853
Impairment loss – mineral property acquisition costs	–	–	3,450
Filing	293	–	2,921
Incorporation costs	–	–	790
Legal	1,917	958	19,060
Management services	1,500	1,500	16,000
Mineral property exploration costs	6,010	–	10,441
Office and sundry	709	646	7,235
Transfer agent	1,525	–	3,025
Travel and promotion	550	860	5,823
	18,004	6,257	93,598
Other income
Donated management services	(1,500)	(1,500)	(16,000)
Net Loss for the Period	$16,504	$4,757	$77,598

Basic loss per common share	$–	$–

Weighted average number of common shares outstanding	9,333,000	9,333,000

The accompanying notes are an integral part of these consolidated financial statements

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months	Three Months	November 16,
	Ended	Ended	2004 (Inception)
	August 31,	August 31,	to August 31,
	2007	2006	2007

Cash provided by (used in):
Operating Activities
Net loss for the period	$(16,504)	$(4,757)	$(77,598)
Adjustments to reconcile net loss to cash:
Management services	1,500	1,500	16,000
Mineral property exploration costs	6,010	–	9,460
Donated management services	(1,500)	(1,500)	(16,000)
Changes in non-cash working
capital related
to operations:
Prepaid expenses	–	(1,965)	(180)
Accounts payable and accrued liabilities	4,128	(3,942)	8,460
	(6,366)	(10,664)	(59,858)

Investing Activity
Mineral property exploration costs	(6,010)	–	(9,460)
	(6,010)	–	(9,460)

Financing Activities
Proceeds on sale of common stock	–	–	82,160
Advances from related party	1,794	3,046	15,614
	1,794	3,046	97,774
(Decrease) Increase in Cash during the period	(10,582)	(7,618)	28,456

Cash, beginning of the period	39,038	73,707	–
Cash, end of the period	$28,456	$66,089	$28,456

Supplemental Disclosure of Cash Flow Information:
Interest paid	$–	$–	$–

Income taxes paid	$–	$–	$–

Non-cash transactions:
Donated management services	$1,500	$1,500	$16,000

The accompanying notes are an integral part of these consolidated financial statements

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
August 31, 2007
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

Going Concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $77,598 for the period from November 16, 2004 (inception) to August 31, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal period ended May 31, 2007.

The results of operations for the three months ended August 31, 2007, are not indicative of the results that may be expected for the full year.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
August 31, 2007
(Unaudited)

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

Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At August 31, 2007, and 2006, the Company had no cash equivalents.

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
August 31, 2007
(Unaudited)

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

Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. At August 31, 2007 and 2006, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payments”, using the fair value method. The Company also complies with the provisions of FASB Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
August 31, 2007
(Unaudited)

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Income taxes are recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Segmented Information

The Company follows SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” about operating segments in financial statements, as well as additional disclosures about products and services, geographic areas and major customers.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

Revenue Recognition

The Company recognizes revenue in accordance with the criteria outlined in Securities Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. Revenues will be recognized once they are earned; specifically when: (a) services are provided or products are delivered to customers, (b) clear proof that an arrangement exists, (c) amounts are fixed or can be determined, and (d) the Company’s ability to collect is reasonably assured.

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
August 31, 2007
(Unaudited)

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs

Advertising costs are expensed as incurred. No advertising costs were incurred in the current fiscal period.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

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

Donated Capital

In accordance with SFAS No. 116, “Accounting for Contributions Received and Contributions Made”, the Company reflects donated capital, such as outright gifts to the Company by way of donated management services provided, in the Statement of Operations.

Donated management services are recognized if the services received (a) create or enhance non- financial assets, or (b) require specialized skills, are provided by individuals possessing these skills, and would typically need to be purchased if not provided by donation.

Exploration Stage Enterprise

The Company’s consolidated financial statements are prepared using the accrual method of accounting and according to the provisions of SFAS No. 7, “Accounting and Reporting for Development Stage Enterprises,” as it devote substantially all of its efforts to acquiring and exploring mineral properties in British Columbia, Canada. Until such properties are acquired and developed, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with entities in the exploration stage.

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
August 31, 2007
(Unaudited)

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

b)

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

c)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

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
August 31, 2007
(Unaudited)

Note 3	RECENT ACCOUNTING PRONOUNCEMENTS (continued)

e)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

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

During 2007, the Company staked an additional claim (known as the “JB2 Claim”) adjacent to the JB1 Claim for $146. In 2007, during the course of the Company’s strategic review of its mineral exploration operations, the Company recorded a net impairment charge of $146 (2006 - $3,304) relating to the impairment of its mineral acquisition costs, when it was determined that future undiscounted cash flows associated with these assets were insufficient to recover their carrying values. The impaired assets represent the Company’s total interest in mineral rights. These assets may have a nominal value, but were written down to $Nil. During the three month period ended August 31, 2007, the Company incurred $6,010 (August 31, 2006 - $Nil) of mineral property exploration costs. To date the Company has incurred mineral property acquisition and exploration costs of $13,891 on the JB Claims.

Under mineral titles legislation, the Company is required to file assessment work to keep its claims in good standing, as follows:

i)	Complete exploration work on the JB1 and JB2 claims of $2,969 and $1,547, respectively, each year for three years, then $5,938 and $3,094, respectively, each year thereafter; or

ii)	The payment of the equivalent of cash in lieu of exploration prior to March 29 and March 22, respectively, each year.

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
August 31, 2007
(Unaudited)

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

As at August 31, 2007, the Company has no stock option plan, warrants or other dilutive securities.

Note 6	RELATED PARTY TRANSACTIONS

The Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

a)

A director of the Company provided a loan of $15,614 as at August 31, 2007 (May 31, 2007 - $13,820) to the Company. The amount is unsecured, non-interest bearing and has no specified terms of repayment.

b)

The President of the Company provides management services to the Company at no charge. The services are valued at $500 per month. For the three month period ended August 31, 2007, donated management services of $1,500 (August 31, 2006 - $1,500) were charged to operations.

Note 7	CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters, except as disclosed. Rental of premises is pursuant to a lease entered into on August 18, 2006, on a month-to-month basis at a rate of $180 per month. On August 30, 2007, the lease was renewed for a further term of one year at the rate of $185 per month.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Report on Form 10-KSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", “Westmont” and “the Company” mean Westmont Resources Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Overview

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results for the three months ended August 31, 2007 and changes in financial condition from May 31, 2007. The following discussion should be read in conjunction with Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB filed on September 11, 2007, as amended.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in two mineral properties located in the Province of British Columbia, Canada, that we call the “JB 1 Claim” and the “JB 2 Claim.” Due to restrictions set by the Province of British Columbia on the ownership of mineral claims, title to the JB 1 and the JB 2 Claims is currently held by our wholly owned subsidiary, Norstar Explorations Ltd., a British Columbia company. We are currently conducting mineral exploration activities on the JB 1 Claim in order to assess whether it contains any commercially exploitable gold, copper or silver reserves. Currently, there are no known mineral reserves on the JB 1 Claim. We do not plan to conduct mineral exploration activities on the JB 2 Claim until we have completed our exploration program on the JB 1 Claim.

PLAN OF OPERATION

The JB2 Claim

We have not yet obtained a geological report on the JB 2 Claim. We do not intend to seek to have a geological report on the JB 2 Claim prepared until we have completed our exploration program on the JB 1 Claim or we decide not to proceed with our exploration program on the JB 1 Claim.

The JB1 Claim

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

We received a geological evaluation report on the JB 1 Claim entitled “Report and Recommendations, JB 1 Claim Tenure No. 530766, Atlin Mining District Northwestern British Columbia Canada” prepared by our consulting geologist on April 23, 2006. The geological report summarizes the results of the history of the exploration of the mineral claim, the regional and local geology of the mineral claim and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claim and recommends a further geological exploration program on the mineral claim. Phases I, II and III of our recommended exploration program involve the following:

Phase	Exploration Program	Cost	Status
Phase I	Review historic data for initial evaluation in the field; geochemical sampling and reconnaissance work; analyses of rock samples and stream sediment and soil samples.	$4,320	Completed in the Spring of 2007.
Phase II	Review data and prepare recommendations; grid preparation, geological mapping, magnetometer and soil surveys; trenching; analyses of 15 rock and 50 soil samples.	$7,420	Completed in September, 2007. Awaiting formal report.
Phase III	Continue surveys and sampling work; trenching and drilling; continue assessment; helicopter- supported grid preparation and magnetometer and electromagnetic survey.	$10,000	Expected to be completed in 2008, depending on the results of Phase II.

Work on Phase I of our exploration program was completed in the Spring of 2007 and consisted of a very limited program of geochemical stream sediment and rock sampling. The results of Phase I did not indicate any geologically anomalous values. However, acting on the recommendations of our consulting geologist we decided to proceed with Phase II of our exploration program. Work on Phase II was completed in September, 2007 and we are currently awaiting a formal report on the results.

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

As of August 31, 2007, we had cash on hand of $28,456 and a working capital surplus of $4,562. We do not currently have sufficient working capital to pay for the anticipated costs of Phase III of our exploration program and meet the anticipated costs of operating our business for the next twelve months. In addition, there are no assurances that the actual costs of completing this exploration program will not exceed our estimates of those costs. We currently do not have any arrangements for additional financing.

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

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,000
Office Expenses	$3,000
Mineral Property Exploration Expenses	$10,000
TOTAL	$30,000

RESULTS OF OPERATIONS

Three Months Summary

	Three Months	Three Months
	Ended	Ended	Percentage
	August 31, 2007	August 31, 2006	Increase / (Decrease)
Revenue	$Nil	$Nil	n/a
Expenses	(18,004)	(6,257)	187.7%
Donated Management Services	1,500	1,500	n/a
Net Income (Loss)	$(16,504)	$(4,757)	246.9%

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

Operating Expenses

Our operating expenses for the three months ended August 31, 2007 and 2006 consisted of the following:

	Three Months	Three Months
	Ended	Ended	Percentage
	August 31, 2007	August 31, 2006	Increase / (Decrease)
Accounting and Audit Fees	$5,500	$2,293	139.9%
Filing	293	--	100%
Legal	1,917	958	100.1%
Management Services	1,500	1,500	n/a
Mineral Property Exploration Costs	6,010	--	100%
Office and Sundry	709	646	9.8%
Transfer Agent	1,525	--	100%
Travel and Promotion	550	860	(36.0)%
Total Operating Expenses	$18,004	$6,257	187.7%

The additional amounts spent on mineral property exploration costs during the period ended August 31, 2007 relate to the costs of Phase II of our exploration program. The additional accounting and legal fees relate to the costs associated with the audit of our year end financial statements and the filing of our Annual Report for 2007.

We anticipate our operating expenses will increase significantly as we proceed with our exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At August 31, 2007	At May 31, 2007	Increase / (Decrease)
Current Assets	$28,636	$39,218	(27.0)%
Current Liabilities	(24,074)	(18,152)	32.6%
Working Capital	$4,562	$21,066	(78.3)%

Cash Flows
	Three Months Ended	Three Months Ended
	August 31, 2007	August 31, 2006
Cash Flows Used in Operating Activities	$(6,366)	$(10,664)
Cash Flows Used in Investing Activities	(6,010)	--
Cash Flows From Financing Activities	1,794	3,046
Net Decrease in Cash During Period	$(10,582)	$(7,618)

The decrease in our working capital at August 31, 2007 from our year ended May 31, 2007 is primarily a result the fact that we had no revenue or sources of financing during the three months ended August 31, 2007.

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

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this prospectus.

Exploration Expenditures

We follow a policy of capitalizing mineral property acquisition costs and expensing mineral property exploration expenditures until a production decision in respect of the project and we are reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that we will continue exploration on such project. We do not set a pre-determined holding period for properties with unproven deposits; however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

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

Our current working capital is insufficient to meet the anticipated costs of Phase III of our exploration program on the JB 1 Claim and the anticipated costs of operating our business over the next twelve months. Therefore, we will need to obtain additional financing in order to complete our business plan. We have not earned any revenues from our mineral exploration since our inception. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to earn revenue from our mineral exploration and, because our ability to sustain our operations is dependent on our ability to raise financing, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have accrued net losses of $77,598 for the period from our inception on November 16, 2004 to August 31, 2007, and have no significant revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern. Telford Sadovnick, P.L.L.C., Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Westmont is suitable.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The JB 1 and the JB 2 Claims do not contain known bodies of commercial ore and, therefore, any program conducted on the JB 1 and the JB 2 Claims would be an exploratory search of ore. There is no certainty that any expenditures made in the exploration of the JB 1 and the JB 2 Claims will result in discoveries of commercial quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

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

The quotation price of our common stock may be volatile, with the result that an investor may not be able to sell any shares acquired at a price equal to or greater than the price paid by the investor.

Our common shares are quoted on the OTC Bulletin Board under the symbol "WMNT.” Companies quoted on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. In addition, to date, there has been no trading volume for our shares on the OTC Bulletin Board. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

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

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the quotation price of our common stock is less than $5.00 per share, the common stock will be subject to rule 15g-9 under the

Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

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

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation. (1)

3.2	Bylaws, as amended.(1)

10.1	Purchase Agreement dated March 21, 2005 between Andrew Jarvis and Norstar Explorations Ltd. (1)

14.1	Code of Ethics.(2)

21.1	List of Subsidiaries.(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on October 13, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 11, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMONT RESOURCES INC.

Date:	October 4, 2007	By:	/s/ Andrew Jarvis
ANDREW JARVIS
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)