Form 10QSB
period 2007-11-30
WESTMONT RESOURCES INC.
filed 2008-01-22
CIK 1377963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended November 30, 2007

[ ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act
For the transition period from ________to ________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 9, 2008, the Issuer had 9,333,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	November 30,	May 31,
	2007	2007

ASSETS

CURRENT ASSETS
Cash	$17,593	$39,038
Prepaid expenses	180	180
Total Assets	$17,773	$39,218

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$37,346	$18,152
Total Liabilities	37,346	18,152

STOCKHOLDERS’ DEFICIT
Capital stock
Common Stock, 75,000,000 shares authorized, $0.001 par
value, 9,333,000 shares issued and outstanding	9,333	9,333
Additional paid-in capital	72,827	72,827
Deficit accumulated during the exploration stage	(101,733)	(61,094)
Total Stockholders’ Deficit	(19,573)	21,066
Total Liabilities and Stockholders’ Deficit	$17,773	$39,218

The accompanying notes are an integral part of these consolidated financial statements

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

	For the Three	For the Three	For the Six	For the Six	Period from
	Months Ended	Months Ended	Months	Months	November 16,
	November 30,	November 30,	Ended	Ended	2004 (Inception)
	2007	2006	November 30,	November 30,	Through
			2007	2006	November 30,
					2007

Expenses
General and administrative	$24,135	$17,216	$40,639	$21,973	$101,733

Net Loss	$(24,135)	$(17,216)	$(40,639)	$(21,973)	$(101,733)

Net Loss Per Share – Basics and
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

Weighted average shares
outstanding – Basic and Diluted	9,333,000	9,333,000	9,333,000	9,333,000	N/A

The accompanying notes are an integral part of these consolidated financial statements

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months	For the Six	Period from
	Ended	Months	November 16,
	November 30,	Ended	2004 (Inception)
		November 30,	Through
			November 30,
	2007	2006	2007

Operating Activities
Net loss	$(40,639)	$(21,973)	$(101,733)
Adjustments to reconcile net loss to net cash
used in operating activities
Changes in operating assets and liabilities
Increase (decrease) in prepaid expenses	–	(180)	(180)
Increase (decrease) in accounts payable and
accrued liabilities	19,194	5,501	16,372
Net Cash Used in Operating Activities	(21,445)	(16,652)	(85,541)

Cash Flow from Financing Activities
Proceeds from issuance of common stock	–	–	82,160
Advances from related party	-	4,252	20,974
Net Cash Provided by Financing Activities	-	4,252	103,134

Increase (Decrease) in Cash	(21,445)	(12,400)	17,593

Cash - Beginning of Period	39,038	73,707	–
Cash - End of Period	$17,593	$61,307	$17,593

Supplemental Disclosures:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

The accompanying notes are an integral part of these consolidated financial statements

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited interim financial statements of Westmont Resources have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Westmont Resources’ audited 2007 annual financial statements and notes there to contained in Westmont’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Westmont’s fiscal 2007 financial statements have been omitted.

Going Concern

These financial statements have been prepared on a going concern basis, which implies Westmont Resources will continue to realize its asset and discharge its liabilities in the normal course of business. Westmont Resources has never generated revenue since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Westmont Resources as a going concern is dependent upon the continued financial support from its shareholders, the ability of Westmont Resources to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of November 30, 2007, Westmont Resources has accumulated losses since inception. These factors raise substantial doubt regarding Westmont Resources’ ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Westmont Resources be unable to continue as a going concern.

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

Overview

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results for the six months ended November 30, 2007 and changes in financial condition from May 31, 2007. The following discussion should be read in conjunction with Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB filed on September 11, 2007, as amended.

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

Phase	Exploration Program	Cost	Status
Phase I	Review historic data for initial evaluation in the field; geochemical sampling and reconnaissance work; analyses of rock samples and stream sediment and soil samples.	$4,320	Completed in the Spring of 2007.
Phase II	Satellite imagery and computer driven software programs to provide base maps and structural studies of the JB 1 Claim.	$7,420	Completed in Fall of 2007.
Phase III	Continue surveys and conduct sampling work; trenching and drilling; continue assessment; helicopter-supported grid preparation and magnetometer and electromagnetic survey.	$25,000	Expected to be completed in 2008.

Work on Phase I of our exploration program was completed in the Spring of 2007 and consisted of a very limited program of geochemical stream sediment and rock sampling. The results of Phase I did not indicate any geologically anomalous values. However, acting on the recommendations of our consulting geologist we decided to proceed with Phase II of our exploration program.

Phase II of our exploration program was completed in the Fall of 2007. Surveys and geological mapping was undertaken using aerial and satellite imagery to provide base maps and structural studies on the JB 1 Claim. We attempted to have rock and soil samples taken and analyzed, however, due to inclement weather conditions we were unable to access the JB 1 Claim. Based on a review of the satellite imagery we obtained of the JB 1 Claim, our consulting geologist has recommended that we proceed with Phase III of our exploration program. Phase III of our exploration program is expected to consist of rock and soil sampling with a proposed budget of $25,000. We hope to engage consultants to visit the JB1 claim area to conduct Phase III of our exploration program in 2008.

As of November 30, 2007, we had cash on hand of $17,593 and a working capital deficit of $19,573. We do not currently have sufficient cash to pay for the anticipated costs of Phase III of our exploration program and meet the anticipated costs of operating our business for the next twelve months. In addition, there are no assurances that the actual costs of completing our exploration program will not exceed our estimates of those costs. We currently do not have any arrangements for additional financing.

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

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,000
Office Expenses	$3,000
Mineral Property Exploration Expenses	$25,000
TOTAL	$48,000

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	November 30		Increase /	November 30		Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	Nil	Nil	n/a	Nil	Nil	n/a
Expenses	$(24,135)	$(17,216)	40.2%	$(40,639)	$(21,973)	84.9%
Net Income (Loss)	$(24,135)	$(17,216)	40.2%	$(40,639)	$(21,973)	84.9%

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

Operating Expenses

Our general and administrative expenses increased from $17,215 during the three months ended November 30, 2006 to $24,135 during the three months ended November 30, 2007. The increase in general and administrative expenses was primarily due to an increase in professional fees from

$10,752 during the three months ended November 30, 2006 to $19,690 during the three months ended November 30, 2007. Professional fees consisted of accounting and legal expenses with respect to the preparation of our post-effective amendment to our Registration Statement on Form SB-2 and meeting our ongoing reporting obligations under the Exchange Act.

Our mineral property exploration costs decreased from $1,785 during the three months ended November 30, 2006 to $519 during the three months ended November 30, 2007. The additional amounts spent on our mineral property exploration costs during the three months ended November 30, 2006 relate to the costs associated with Phase I of our exploration program.

We anticipate our operating expenses will increase significantly as we proceed with our exploration program of the JB 1 Claim.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At November 30, 2007	At May 31, 2007	Increase / (Decrease)
Current Assets	$17,773	$39,218	(54.7)%
Current Liabilities	(37,346)	(18,152)	105.7%
Working Capital (Deficit)	$(19,573)	$21,066	(192.9)%

Cash Flows

	Six Months Ended	Six Months Ended
	November 30, 2007	November 30, 2006
Cash Flows Used in Operating Activities	$(21,445)	$(16,652)
Cash Flows Used in Investing Activities	-	-
Cash Flows From Financing Activities	-	4,252
Net Decrease in Cash During Period	$(21,445)	$(12,400)

The decrease in our working capital at November 30, 2007 from our year ended May 31, 2007 is primarily a result the fact that we had no revenue or sources of financing during the six months ended November 30, 2007.

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

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in our Annual Report on Form 10-KSB.

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

We have accrued net losses of $101,733 for the period from our inception on November 16, 2004 to November 30, 2007, and have no significant revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern. In our Annual Report on Form 10-KSB, Telford Sadovnick, P.L.L.C., Certified Public Accountants, our former independent auditors, expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Westmont is suitable.

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

WESTMONT RESOURCES INC.

Date: January 21, 2008	By:	/s/ Andrew Jarvis
ANDREW JARVIS
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)