Form 10-Q
period 2008-02-29
WESTMONT RESOURCES INC.
filed 2008-04-21
CIK 1377963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

COMMISSION FILE NUMBER 000-52398

WESTMONT RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA	76-0773948
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1621 Freeway Drive, Suite 209
Mount Vernon, WA	98273
(Address of principal executive offices)	(Zip Code)

(360) 395-6040
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] (Do not check if a smaller reporting company)	Non-accelerated filer [ ] Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 14, 2008, the Issuer had 9,333,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 29,	May 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$606	$39,038
Prepaid expenses	180	180
Total Assets	$786	$39,218

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$21,648	$4,332
Due to related party	5,489	13,820
Total Liabilities	27,137	18,152

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Common Stock, 75,000,000 shares authorized, $0.001 par
value, 9,333,000 shares issued and outstanding	9,333	9,333
Additional paid-in capital	72,827	72,827
Deficit accumulated during the exploration stage	(108,511)	(61,094)
Total Stockholders’ Equity (Deficit)	(26,351)	21,066
Total Liabilities and Stockholders’ Equity (Deficit)	$786	$39,218

The accompanying notes are an integral part of these consolidated financial statements

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine	Period from
	Months Ended	Months Ended	Months	Months	November 16,
	February 29,	February 28,	Ended	Ended	2004 (Inception)
	2008	2007	February 29,	February 28,	Through
			2008	2007	February 29,
					2008

Expenses
General and administrative	$6,778	$10,463	$47,417	$32,436	$108,511

Net Loss	$(6,778)	$(10,463)	$(47,417)	$(32,436)	$(108,511)

Net Loss Per Share – Basic and
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)	N/A

Weighted average shares
outstanding – Basic and Diluted	9,333,000	9,333,000	9,333,000	9,333,000	N/A

The accompanying notes are an integral part of these consolidated financial statements

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine	For the Nine	Period from
	Months	Months	November 16,
	Ended	Ended	2004 (Inception)
	February 29,	February 28,	Through
	2008	2007	February 29,
			2008

Operating Activities
Net loss	$(47,417)	$(32,436)	$(108,511)
Adjustments to reconcile net loss to net cash
used in operating activities
Changes in operating assets and liabilities
Increase (decrease) in prepaid expenses	–	(180)	(180)
Increase (decrease) in accounts payable and
accrued liabilities	17,316	(2,073)	13,317
Net Cash Used in Operating Activities	(30,101)	(34,689)	(95,374)

Financing Activities
Proceeds from issuance of common stock	–	–	82,160
Advances from related party	–	5,848	13,820
Repayments to related party	(8,331)	-	-
Net Cash Provided by Financing Activities	(8,331)	5,848	95,980

Decrease in Cash	(38,432)	(28,841)	606

Cash - Beginning of Period	39,038	73,707	–
Cash - End of Period	$606	$44,866	$606

Supplemental Disclosures:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

The accompanying notes are an integral part of these consolidated financial statements

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited interim financial statements of Westmont Resources have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Westmont Resources’ audited 2007 annual financial statements and notes thereto contained in Westmont’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Westmont’s fiscal 2007 financial statements have been omitted.

Going Concern

These financial statements have been prepared on a going concern basis, which implies Westmont Resources will continue to realize its asset and discharge its liabilities in the normal course of business. Westmont Resources has never generated revenue since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Westmont Resources as a going concern is dependent upon the continued financial support from its shareholders, the ability of Westmont Resources to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of February 29, 2008, Westmont Resources has accumulated losses since inception. These factors raise substantial doubt regarding Westmont Resources’ ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Westmont Resources be unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under Part II – Item 1A “Risk Factors” and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB or Form 10-K and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", “Westmont” and the “Company” mean Westmont Resources Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Overview

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results for the nine months ended February 29, 2008 and changes in financial condition from May 31, 2007. The following discussion should be read in conjunction with Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB filed on September 11, 2007.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. During the fiscal quarter ended February 29, 2008, we amalgamated our two mineral properties called “JB 1 Claim” and the “JB 2 Claim” located in the Province of British Columbia, Canada into one mineral property that we now call the “JB 1 Claim.” The newly formed “JB 1 Claim” is registered with the Ministry of Mines under tenure number 578808 and covers an area of approximately 1211 hectares. We own a 100% undivided interest in the “JB 1 Claim” and the property is in good standing until March 22, 2009.

Due to restrictions set by the Province of British Columbia on the ownership of mineral claims, title to the JB 1 Claim is currently held by our wholly owned subsidiary, Norstar Explorations Ltd., a British Columbia company. We are currently conducting mineral exploration activities on the JB 1 Claim in order to assess whether it contains any commercially exploitable gold, copper or silver reserves. Currently, there are no known mineral reserves on the JB 1 Claim.

PLAN OF OPERATION

Over the next twelve months, we plan to conduct mineral exploration activities on the JB 1 Claim in order to assess whether the property contains mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable mineral deposits. We have not, nor have any predecessors, identified any commercially exploitable reserves of these minerals on the JB 1 Claim.

We received a geological evaluation report on the JB 1 Claim, as formerly constituted, entitled “Report and Recommendations, JB 1 Claim Tenure No. 530766, Atlin Mining District Northwestern British Columbia Canada” prepared by our consulting geologist on April 23, 2006. The geological report summarizes the results of the history of the exploration of the mineral claim, the regional and local geology of the mineral claim and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claim and recommends a further geological exploration program on the mineral claim. Phases I, II and III of our recommended exploration program involve the following:

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

Phase II of our exploration program was completed in the Fall of 2007. Surveys and geological mapping was undertaken using aerial and satellite imagery to provide base maps and structural studies on the former JB 1 Claim. We attempted to have rock and soil samples taken and analyzed, however, due to inclement weather conditions we were unable to access the JB 1 Claim. Based on a review of the satellite imagery we obtained of the former JB 1 Claim, our consulting geologist has recommended that we proceed with Phase III of our exploration program. Phase III of our exploration program is expected to consist of rock and soil sampling with a proposed budget of $25,000. We hope to engage consultants to visit the JB1 claim area to conduct Phase III of our exploration program in 2008.

As of February 29, 2008, we had cash on hand of $606 and a working capital deficit of $26,351. We do not currently have sufficient cash to pay for the anticipated costs of Phase III of our exploration program and meet the anticipated costs of operating our business for the next twelve months. In addition, there are no assurances that the actual costs of completing our exploration program will not exceed our estimates of those costs. We currently do not have any arrangements for additional financing.

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

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,000
Office Expenses	$3,000
Mineral Property Exploration Expenses	$25,000
TOTAL	$48,000

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	February	February	Increase /	February	February	Increase /
	29, 2008	28, 2007	(Decrease)	29, 2008	28, 2007	(Decrease)
Revenue	Nil	Nil	n/a	Nil	Nil	n/a
Expenses	$(6,778)	$(10,463)	(35.2)%	$(47,417)	$(32,436)	46.2%
Net Income (Loss)	$(6,778)	$(10,463)	(35.2)%	$(47,417)	$(32,436)	46.2%

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

Operating Expenses

Our general and administrative expenses decreased from $10,463 during the three months ended February 28, 2007 to $6,778 during the three months ended February 29, 2008. The decrease in general and administrative expenses was primarily due to a decrease in professional fees. Professional fees consisted of accounting and legal expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.

We anticipate our operating expenses will increase significantly as we proceed with our exploration program of the JB 1 Claim.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At February 29, 2008	At May 31, 2007	Increase / (Decrease)
Current Assets	$786	$39,218	(98.0)%
Current Liabilities	(27,137)	(18,152)	49.5%
Working Capital (Deficit)	$(26,351)	$21,066	(225.1)%

Cash Flows
		Nine Months Ended	Nine Months Ended
		February 29, 2008	February 28, 2007
Cash Flows Used in Operating Activities		$(30,101)	$(34,689)
Cash Flows Used in Investing Activities		-	-
Cash Flows From Financing Activities		(8,331)	5,848
Net Decrease in Cash During Period		$(38,432)	$(28,841)

The decrease in our working capital at February 29, 2008 from our year ended May 31, 2007 is primarily a result the fact that we had no revenue or sources of financing during the nine months ended February 29, 2008.

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

Our exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. We have made, and expect to make in the future, expenditures to comply with such laws and regulations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

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

ITEM 1A. RISK FACTORS.

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

We have accrued net losses of $108,511 for the period from our inception on November 16, 2004 to February 29, 2008, and have no significant revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern. In our Annual Report on Form 10-KSB, Telford Sadovnick, P.L.L.C., Certified Public Accountants, our former independent auditors, expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Westmont is suitable.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The JB 1 Claim does not contain known bodies of commercial ore and, therefore, any program conducted on the JB 1 Claim would be an exploratory search of ore. There is no certainty that any expenditures made in the exploration of the JB 1 Claim will result in discoveries of commercial quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

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

We have no mineral reserves. If we do not find a commercially viable mineral reserve, or if we cannot complete the exploration of the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do so, we may have to cease operations and investors may lose their investment. Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property, our production capability is subject to further risks including:

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

Our annual cost of compliance with the Mineral Tenure Act, with respect to the JB 1 Claim, is currently approximately $4,811 CDN per year. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves, we may be unable to complete our exploration program and have to abandon our operations.

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

We may conduct further offerings in the future in which case investors shareholdings will be diluted.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMONT RESOURCES INC.

Date:	April 18, 2008	By:	/s/ Andrew Jarvis
ANDREW JARVIS
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)