Form 10KSB
period 2008-05-31
WESTMONT RESOURCES INC.
filed 2008-09-09
CIK 1377963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended May 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of September 8, 2008, the Issuer had 9,333,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

WESTMONT RESOURCES INC.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED MAY 31, 2008

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

As used in this Annual Report, the terms “we,” “us,” “our,” “Westmont,” and the “Company” refer to  Westmont Resources Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.	DESCRIPTION OF BUSINESS.

CORPORATE BACKGROUND

We were incorporated on November 16, 2004 under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties.

We currently own a 100% undivided interest in one mineral property, the “JB 1 Claim” (Tenure No. 578808), located in the Province of British Columbia, Canada, that we have previously called the “JB 1 Claim” (Tenure No. 530733) and the “JB 2 Claim” (Tenure No. 554843).  During the year ended May 31, 2008, the Company amalgamated the JB 1 Claim and the JB 2 Claim into one mineral property called the JB 1 Claim (Tenure No. 578808).  The JB 1 Claim  is located in northwestern British Columbia, approximately 31 miles south of the town of Atlin. Due to restrictions set by the Province of British Columbia on the ownership of mineral claims, title to the JB 1 Claim is currently held by our wholly owned subsidiary, Norstar Explorations Ltd., a British Columbia company. During the next 12 months we intend to continue to conduct mineral exploration activities on the JB 1 Claim in order to assess whether it possess deposits of copper, silver and gold capable of commercial extraction.

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

The Mineral Tenure Act requires that a holder of title to mineral claims must spend at least $4.00 CDN (approximately $3.81 US) per hectare per year in order to keep the property in good standing. The JB 1 Claim consists of an area of approximately 1211.62 hectares. As such, our annual fee with respect to the JB 1 Claim is expected to be approximately $4,846 CDN (approximately $4,615 US).  The JB 1 Claim is currently in good standing until March 22, 2009.

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

We currently do not own any physical property or own any real property. We own a 100% undivided interest in the JB 1 Claim.

We rent office space located at 1621 Freeway Drive, Suite 209, Mount Vernon, WA, 98273. This office space consists of approximately 90 square feet, which we rent at a cost of $93 per month. This rental is on a month-to-month basis without a formal contact.

THE JB 1 CLAIM

Under the Mineral Tenure Act, title to British Columbia mineral claims can only be held by individuals, British Columbia corporations or foreign corporations extra-provincially registered in British Columbia. As such, title to our mineral claim is held by our wholly owned subsidiary, Norstar Explorations Ltd., a British Columbia company.

Description of the JB 1 Claim

The JB 1 Claim is comprised of 1,211.62 hectares, located 31 miles south of Atlin, British Columbia, Canada, at Gold Bottom Creek, on the southwest flank of Mt. O’Keefe. See “Figure 1” below.

The JB 1 Claim is recorded with the Ministry of Energy, Mines and Petroleum Resources for the Province of British Columbia (the “Ministry of Mines”) as follows:

Name of Mineral Claim	Area in Hectares	Tenure Number	Expiry Date
JB 1	1,211.62	578808	March 22, 2009

The Province of British Columbia owns the land covered by the mineral claim. To our knowledge, there are no aboriginal land claims that might affect our title to the mineral claim or the Province’s title of the property.

In order to maintain the JB 1 Claim in good standing, we must complete minimum exploration work on the mineral claim and file confirmation of the completion of the work with the Ministry of Mines. In lieu of completing this work, we may pay a fee equal to the minimum exploration work that must be performed with the Ministry of Mines. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claim for one additional year. Our mineral claim is currently in good standing until March 22, 2009. The minimum exploration work that must be performed and/or the fee for keeping our claim current is equal to $4.00 CDN (approximately $3.81 US) per hectare for the first three years and $8.00 CDN (approximately $7.62 US) per hectare thereafter. The JB 1 Claim is comprised of approximately 1,211.62 hectares, meaning that we will be required to complete minimum exploration work or pay a minimum fee of $4,846 CDN (approximately $4,615 US) each year prior to March 22 for the first three years, in order to keep the JB 1 Claim current. Thereafter, the minimum exploration work/fee payable will increase to $9,692 CDN (approximately $9,230 US) per year. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, our mineral claim will lapse and we will lose all interest in our mineral claim.

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

We received a geological evaluation report on the JB 1 Claim, as formerly constituted, entitled "Report and Recommendations, JB 1 Claim Tenure No. 530766, Atlin Mining District Northwestern British Columbia Canada" prepared by our consulting geologist on April 23, 2006. The geological report summarizes the results of the history of the exploration of the mineral claim, the regional and local geology of the mineral claim and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claim and recommends a further geological exploration program on the mineral claim. Phases I, II and III of our recommended exploration program involve the following:

Phase	Exploration Program	Cost	Status
Phase I	Review historic data for initial evaluation in the field; geochemical sampling and reconnaissance work; analyses of rock samples and stream sediment and soil samples.	$4,320	Completed in Spring of 2007.
Phase II	Satellite imagery and computer driven software programs to provide base maps and structural studies of the JB 1 Claim.	$7,420	Completed in the Fall of 2007.
Phase III	Continue surveys and sampling work; trenching and drilling; continue assessment; helicopter- supported grid preparation and magnetometer and electromagnetic survey.	$25,000	Expected to be completed in 2009

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

General

Our authorized capital stock consists of 75,000,000 shares of common stock, with a par value of $0.001 per share. As of September 8, 2008, there were 9,333,000 shares of our common stock issued and outstanding that are held of record by forty-eight (48) registered stockholders.

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “WMNT” on May 9, 2007. Prior to this date, no public trading market existed for our common stock. Although our shares became eligible for quotation on the OTC Bulletin Board in May 2007, the high and low bid price information for our common stock for the quarter ended May 31, 2008 was not available from the OTC Bulletin Board.

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

PLAN OF OPERATION

Over the next twelve months, we plan to continue our mineral exploration activities, Phase III, on the JB 1 Claim in order to assess whether the property contains mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable mineral deposits. We have not, nor have any predecessor, identified any commercially exploitable reserves of these minerals on the JB 1 Claim.

We received a geological evaluation report on the JB 1 Claim entitled “Report and Recommendations JB 1 Claim Tenure No. 530766, Atlin Mining District Northwestern British Columbia Canada” prepared by our consulting geologist on April 23, 2006. The geological report summarizes the results of the history of the exploration of the mineral claim, the regional and local geology of the mineral claim and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claim and recommends a further geological exploration program on the mineral claim. Reference is made to Item 2. Description of Property, above, for a complete discussion of Phases I and II, both of which have been completed, and of Phase III which we intend to complete in 2009.

As of May 31, 2008, we had cash on hand of $33 and a working capital deficit of $39,766. We do not currently have sufficient working capital to pay for the anticipated costs of Phase III of our exploration program and meet the anticipated costs of operating our business for the next twelve months. In addition, there are no assurances that the actual costs of completing this exploration program will not exceed our estimates of those costs. We currently do not have any arrangements for additional financing.

During the exploration stage of our business, our sole officer and director will be devoting approximately 50% of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months since all exploratory work has been, and will continue to be, performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months, nor do we plan to make any purchases of equipment over the next twelve months. Outside consultants will be expected to provide all tools needed for the exploratory work being conducted.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,000
Office Expenses	$3,000
Mineral Property Exploration Expenses	$25,000
TOTAL	$48,000

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended May 31
			Percentage
	2008	2007	Increase / (Decrease)
Revenue	$--	$--	n/a
Expenses
* General and Administrative	$53,253	$32,472	64.0%
* Mining Explorations	7,579	7,881	(3.8%)
* Management Services	-	6,000	n/a
Total Expenses	60,832	46,353	100%
Other Income
* Donated Management Services	-	(6,000)	100%
Net Comprehensive Loss	$(60,832)	$(40,353)	50.7%

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

Expenses

The major components of our operating expenses are outlined in the table below:

	Year Ended	Year Ended	Percentage
	May 31, 2008	May 31, 2007	Increase / (Decrease)
Accounting and Audit Fees	$15,346	$13,153	16.7%
Impairment Loss – Mineral Property Acquisition Costs	-0-	146	n/a
Filing	2,713	2,628	3.2%
Legal	27,519	12,994	111.8%
Management Services	-	6,000	100%
Mineral Property Exploration Costs	7,579	1,785	324.6%
Office and Sundry	4,486	3,927	14.23%
Transfer Agent	1,525	1,500	1.7%
Travel and Promotion	1,664	4,220	(60.6	% )
Total Operating Expenses	$60,832	$46,353	44.2%

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

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At May 31, 2008	At May 31, 2007	Increase / (Decrease)
Current Assets	$213	$39,218	(99.5)%
Current Liabilities	(39,979)	(18,152)	120.2%
Working Capital (Deficit)	$(39,766)	$21,066	(88.93)%

Cash Flows
	Year Ended	Year Ended
	May 31, 2008	May 31, 2007
Cash Flows Provided by (Used in) Operating Activities	$(36,231)	$(42,401)
Cash Flows From (Used in) Financing Activities	(2,774)	7,732
Net Increase (Decrease) in Cash During Period	$(39,005)	$(34,669)

The decreases in our working capital at May 31, 2008 from our year ended May 31, 2007, and the increase in our cash used during the year ended on May 31, 2008, from the preceding fiscal year are primarily a result of the increase in accounting and legal fees associated with preparing and filing our Registration Statement under the Securities Act, the costs associated with meeting our reporting obligations under the Exchange Act, and from the fact that we had no revenue or sources of financing during the fiscal year ended May 31, 2008.

Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. When necessary, we have also relied on advances from our sole executive officer and sole director, Andrew Jarvis. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the fiscal year ended May 31, 2008 that there is substantial doubt that we will be able to continue as a going concern.

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

We have accrued net losses of $121,926 for the period from our inception on November 16, 2004 to May 31, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Westmont is suitable.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The JB 1Claim does not contain known bodies of commercial ore and, therefore, any program conducted on the JB 1Claim would be an exploratory search of ore. There is no certainty that any expenditures made in the exploration of the JB 1 Claim will result in discoveries of commercial quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

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

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the JB 1Claim, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

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

Our annual cost of compliance with the Mineral Tenure Act, with respect to the JB 1 Claim, is currently approximately $4,615 per year. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves, we may be unable to complete our exploration program and have to abandon our operations.

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

ITEM 7.	FINANCIAL STATEMENTS.

Index to Financial Statements:		Page

Audited financial statements as of May 31, 2008, including:

1.	Reports of Independent Registered Public Accounting Firms;	F-1 to F-2

2.	Consolidated Balance Sheets as of May 31, 2008 and 2007;	F-3

3.	Consolidated Statements of Operations for the years ended May 31, 2008 and 2007 and for the period from inception on November 16, 2004 to May 31, 2008;	F-4

4.	Consolidated Statements of Cash Flows for the years ended May 31, 2008 and 2007 and for the period from inception on November 16, 2004 to May 31, 2008;	F-5

5.	Consolidated Statement of Stockholders’ Equity for the period from inception on November 16, 2004 through May 31, 2008; and	F-6

6.	Notes to the Consolidated Financial Statements.	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Westmont Resources Inc
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Westmont Resources Inc. (“Westmont”) as of May 31, 2008 and the related consolidated statements of expenses, cash flows and changes in stockholders’ deficit for the year then ended. These financial statements are the responsibility of Westmont’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from November 16, 2004 (inception) through May 31, 2007, include net loss of $61,094. Our opinion on the statements of operations, shareholders’ deficit, and cash flows for the period November 16, 2004 (inception) through May 31, 2008, insofar as it relates to amounts for prior periods through May 31, 2007, is based solely on the report of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. Westmont is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Westmont’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westmont as of May 31, 2008 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Westmont will continue as a going concern. As discussed in Note 2 to the financial statements, Westmont has no revenues and has accumulated losses since inception which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
August 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Westmont Resources Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Westmont Resources Inc. (the "Company") (an Exploration Stage Company) as of May 31, 2007, the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and for the period from inception on November 16, 2004 to May 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westmont Resources Inc. (an Exploration Stage Company) as at May 31, 2007 and the results of its operations and its cash flows for the year then ended, and for the period from inception on November 16, 2004 to May 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TELFORD SADOVNICK, P.L.L.C.
TELFORD SADOVNICK, P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
August 27, 2007

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$33	$39,038
Prepaid expenses	180	180

Total Assets	$213	$39,218

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$28,933	$4,332
Due to related party	11,046	13,820

Total Liabilities	39,979	18,152

STOCKHOLDERS’ EQUITY(DEFICIT)
Capital stock
Common Stock, 75,000,000 shares authorized, $0.001 par
value, 9,333,000 shares issued and outstanding	9,333	9,333
Additional paid-in capital	72,827	72,827
Deficit accumulated during the exploration stage	(121,926)	(61,094)

Total Stockholders’ Equity (Deficit)	(39,766)	21,066

Total Liabilities and Stockholders’ Equity (Deficit)	$213	$39,218

See the accompanying summary of accounting policies
and notes to the consolidated financial statements

WESTMONT RESOURCES INC.
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES

	For the Year Ended May 31, 2008	For the Year Ended May 31, 2007	Period from November 16, 2004 (Inception) Through May 31, 2008

Expenses
General and administrative	$53,253	$32,472	$106,466
Mining Explorations	7,579	7,881	15,460
Management Services	–	6,000	14,500
Total Expenses	60,832	46,353	142,426
Other income
Donated Management services	–	(6,000)	(14,500)

Net Loss	$(60,832)	$(40,353)	$(121,926)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.00)	N/A

Weighted average shares outstanding – Basic and Diluted	9,333,000	9,333,000	N/A

See the accompanying summary of accounting policies
and notes to the consolidated financial statements

WESTMONT RESOURCES INC.
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31,	For the Year Ended May 31,	Period from November 16, 2004 (Inception) Through May 31,
	2008	2007	2008

Operating Activities
Net loss	$(60,832)	$(40,353)	$(121,926)
Adjustments to reconcile net loss to net cash used in operating activities
Management services
Donated Management services	–	6,000	14,500
Changes in operating assets and liabilities	–	(6,000)	(14,500)
Increase (decrease) in prepaid expenses	–	(180)	(180)
Increase (decrease) in accounts payable and accrued liabilities	24,601	(1,868)	28,933

Net Cash Used in Operating Activities	(36,231)	(42,401)	(93,173)

Financing Activities
Proceeds from issuance of common stock	–	–	82,160
Net advances from (repayments to) related party	(2,774)	7,732	11,046

Net Cash Provided by(used in ) Financing Activities	(2,774)	7,732	93,206

Net change in Cash	(39,005)	(34,669)	33

Cash - Beginning of Period	39,038	73,707	–

Cash - End of Period	$33	$39,038	$33

Supplemental Disclosures:
Interest paid	$–	$–	$–
Income taxes paid	–	–	–

See the accompanying summary of accounting policies
and notes to the consolidated financial statements

WESTMONT RESOURCES INC.
 (An Exploration Stage Company)
 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from November 16, 2004 (Inception) to May 31, 2008

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Share Subscriptions Receivable	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity (Deficit)

Balance, November 16, 2004	–	$–	$–	$–	$–	$–

Capital stock issued for cash – at $0.001 per share	5,500,000	5,500	–	–	–	5,500
Share subscriptions received	–	–	–	10,700	–	10,700
Net loss for the period	–	–	–	–	(4,515)	(4,515)

Balance, May 31, 2005	5,500,000	5,500	72,827	10,700	(4,515)	11,685

Capital stock issued for cash – at $0.02 per share	3,833,000	3,833	72,827	- –	–	76,660
Subscriptions receivable	–	–	–	(10,700)	–	(10,700)
Net loss for the year	–	–	–	–	(16,226)	(16,226)

Balance, May 31, 2006	9,333,000	9,333	72,827	–	(20,741)	61,419

Net loss for the year	–	–	–	–	(40,353)	(40,353)

Balance, May 31, 2007	9,333,000	9,333	72,827	–	(61,094)	21,066

Net loss for the year	–	–	–	–	(60,832)	(60,832)

Balance, May 31, 2008	9,333,000	$9,333	$72,827	$–	$(121,926)	$(39,766)

See the accompanying summary of accounting policies
and notes to the consolidated financial statements

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

Note 1     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates.

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

Acquisition, Exploration and Development Costs

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

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations. The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion. In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets. The Company currently does not have any long-lived assets.

Cash and Cash Equivalents

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS 128”) No. 128,, “Earnings Per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic loss EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Basic and diluted EPS are the same in fiscal 2008 and 2007 due to no common stock equivalents.

Financial Instruments

The carrying values of the Company’s financial instruments, which include cash, accrued liabilities and due to related party were estimated to approximate their fair values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The market risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to its foreign currency risk.

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

Income Taxes

The Company accounts for its income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”, which requires recognition of deferred tax liabilities or assets for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Note 2         GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Westmont Resources will continue to realize its assets and discharge its liabilities in the normal course of business. Westmont Resources has never generated revenue since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Westmont Resources as a going concern is dependent upon the continued financial support from its shareholders, the ability of Westmont Resources to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of May 31, 2008, Westmont Resources has accumulated losses since inception. These factors raise substantial doubt regarding Westmont Resources’ ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Westmont Resources be unable to continue as a going concern.

Note 3        MINERAL PROPERTY

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

During the year ended May 31, 2008, the Company amalgamated the “JB1 Claim” and the “JB2 Claim” into one mineral property called the “JB1 Claim.” The newly formed “JB1 Claim” covers an area of approximately 1211 hectares, and is in good standing until March 22, 2009.

Under mineral titles legislation, the Company is required to file assessment work to keep its claims in good standing, as follows:

i)            Complete exploration work of $4CDN per hectare each year for three years, then $8CDN per hectare each year  afterwards; or

ii)           The payment of the equivalent of cash in lieu prior to March 22, 2009.

During the year ended May 31, 2008, the Company incurred $7,579 (2007 - $1,785) of mineral property exploration costs. To date the Company has incurred mineral property acquisition and exploration costs of $15,460 on the JB Claims.

Note 4        COMMON STOCK

During the period ended May 31, 2005, the Company issued 6,035,000 shares of common stock for total cash proceeds of $16,200. During the year ended May 31, 2006, the Company issued 3,298,000 shares of common stock for total cash proceeds of $65,960.  The Company has no options or warrants outstanding.

Note 5        RELATED PARTY BALANCES AND TRANSACTIONS

During the year ended May 31, 2007 the director of the Company loaned the Company $7,732.  During the year ended March 31, 2008, the Company repaid the director $2,774,  The balance of the loan as of May 31, 2008 and May 31, 2007 was $11,046 and $13,820, respectively. The loan is unsecured, non-interest bearing and has no specified terms of repayment.

Note 6        INCOME TAXES

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 35% to income before income taxes.  The difference results from the following items:

	2008	2007

Deferred income tax asset	$(42,674)	$(21,383)

Increase in valuation allowance	42,674	21,383

Income tax provision	$–	$–

WESTMONT RESOURCES INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

As of May 31, 2008, the Company had net operating loss carryforwards of approximately $121,926, which expires commencing 2025. The potential benefit of Company's net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

Note 7            COMMITTMENTS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters, except as disclosed. Rental of premises is pursuant to a lease entered into on May 1, 2008, on a annual basis at a rate of $93 per month.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective on October 25, 2007, Telford Sadovnick, P.L.L.C. (“Telford Sadovnick”) resigned as the auditors for Westmont Resources Inc. (the “Company”).  Telford Sadovnick stated that they were resigning as the Company’s independent auditor due to the fact that Telford Sadovnick had withdrawn its registration with the Public Company Accountability Oversight Board (“PCAOB”) and is no longer able to audit US issuers.  Telford Sadovnick’s reports on the financial statements of the Company for year ended May 31, 2007 and May 31, 2006 and for the period from November 16, 2004 (inception) to May 31, 2007 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles with the exception of a statement regarding the uncertainty of the Company’s ability to continue as a going concern.

There were no disagreements between the Company and Telford Sadovnick on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Telford Sadovnick, would have caused them to make reference to the subject matter of the disagreement in connection with their reports for the financial statements the years ended May 31, 2006 and May 31, 2007.

The Company disclosed the resignation of Telford Sadovnick and the subsequent appointment of Malone & Bailey, PC in a Current Report on Form 8-K which was filed with the Securities and Exchange Commission on October 31, 2007.

ITEM 8A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President, also serving as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our President does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2008. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2008.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our sole executive officer and director and his age and titles as of May 31, 2008 are as follows:

Name	Age	Position
Andrew Jarvis	41	President, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

Mr. Andrew Jarvis is the President, Secretary, Treasurer and sole director of Westmont. Mr. Jarvis has a BBA (1990) from Simon Fraser University. In 2004, Mr. Jarvis successfully passed an overview course on the mineral exploration industry at the British Columbia Institute of Technology. Mr. Jarvis is a member of the British Columbia & Yukon Chamber of Mines.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended May 31, 2008, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Andrew Jarvis President, Secretary, Treasurer and Director	None	None	None

ITEM 10.	EXECUTIVE COMPENSATION.

Summary Compensation Table

We did not pay any compensation to our sole executive officer and sole director during the fiscal year ended May 31, 2008. At the present time, Mr. Jarvis donates approximately 50% of his business time to us free of charge.

Outstanding Equity Awards At Fiscal Year-End

As at May 31, 2008, we did not have any outstanding equity awards.

Employment Contracts

We have no employment contracts, termination of employment or change-in-control arrangements with Mr. Jarvis, our sole executive officer and sole director.

Mr. Jarvis provides his services on a part-time basis as required for our business. Mr. Jarvis presently commits approximately 50% of his business time to our business. Mr. Jarvis donates his management services to us free of charge. The management services donated by Mr. Jarvis are valued at $500 per month.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 8, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

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
Notes:
(1)
Based on 9,333,000 shares of our common stock issued and outstanding as of September 8, 2008. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 8, 2008.

CHANGE IN CONTROL

It is the intent of the Company to expand the number of members of our Board of Directors and to secure additional members of management.  In the event that these actions are taken, it is possible that a change in control of the Company could occur in the future.

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

As at May 31, 2008, we are indebted to Mr. Jarvis in the amount of $11,046 on account of amounts advanced to us for the payment of general and administrative expenses and the costs associated with completing Phase I of our exploration program. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

ITEM 13.                       EXHIBITS.

Exhibit
Number	Description of Exhibits	Location

3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 as filed with the Securities & Exchange Commission on October 13, 2006, as subsequently amended.

3.2	Bylaws, as amended.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 as filed with the Securities & Exchange Commission on October 13, 2006, as subsequently amended.

4.1	Form of Share Certificate.	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 as filed with the Securities & Exchange Commission on October 13, 2006, as subsequently amended.

10.1	Purchase Agreement dated March 21, 2005 between Andrew Jarvis and Norstar Exploration Ltd.	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 as filed with the Securities & Exchange Commission on October 13, 2006, as subsequently amended.

21.1	List of Subsidiaries.	Included herein.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included herein.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herein.

ITEM 14.	PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended May 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2008	Year Ended May 31, 2007
Audit Fees	$22,156	$15,664
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$22,156	$15,664

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMONT RESOURCES INC.

Date:	September 8, 2008	By:	/s/ Andrew Jarvis
ANDREW JARVIS
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 8, 2008	By:	/s/ Andrew Jarvis
ANDREW JARVIS
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)
Director