Form 10-Q
period 2008-08-31
WESTMONT RESOURCES INC.
filed 2008-10-15
CIK 1377963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

COMMISSION FILE NUMBER 000-52398

WESTMONT RESOURCES, INC.
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 14, 2008, the Issuer had 9,333,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WESTMONT RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31,	May 31,
	2008	2008

ASSETS

CURRENT ASSETS
Cash	$3,584	$33
Prepaid expenses	180	180
Total Assets	$3,764	$213

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$28,053	$28,933
Due to related party	26,429	11,046
Total Liabilities	54,482	39,979

STOCKHOLDERS’ DEFICIT
Capital stock
Common Stock, 75,000,000 shares authorized, $0.001 par
value, 9,333,000 shares issued and outstanding	9,333	9,333
Additional paid-in capital	72,827	72,827
Deficit accumulated during the exploration stage	(132,878)	(121,926)
Total Stockholders’ Deficit	(50,718)	(39,766)
Total Liabilities and Stockholders’ Deficit	$3,764	$213

See the notes to the consolidated financial statements

WESTMONT RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

	For the Three	For the Three	Period from
	Months Ended	Months Ended	November 16,
	August 31,	August 31,	2004 (Inception)
	2008	2007	Through
			August 31,
			2008

Expenses
General and administrative	$10,952	$10,494	$117,418
Mining Expenses	-	6,010	15,460
Net Loss	$(10,952)	$(16,504)	$(132,878)

Net Loss Per Share – Basic and Diluted	$(0.00)	(0.00)	N/A

Weighted average shares outstanding – Basic and Diluted	9,333,000	9,333,000	N/A

See the notes to the consolidated financial statements

WESTMONT RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
	For the Three	For the Three	November 16,
	Months	Months	2004 (Inception)
	Ended	Ended	Through
	August 31,	August 31,	August 31,
	2008	2007	2008

Operating Activities
Net loss	$(10,952)	$(16,504)	$(132,878)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Decrease in prepaid expenses	–	-	(180)
Increase (decrease in accounts payable and accrued liabilities	(880)	4,128	28,053
Net Cash Used in Operating Activities	(11,832)	(12,376)	(105,005)

Financing Activities
Proceeds from issuance of common stock	–	–	82,160
Net advances from related party	15,383	1,794	26,429
Net Cash Provided by Financing Activities	15,383	1,794	108,589

Net change in Cash	3,551	(10, 582)	3,584

Cash - Beginning of Period	33	39,038	–
Cash - End of Period	$3,584	$28,456	$3,584

Supplemental Disclosures:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

See the notes to the consolidated financial statements

WESTMONT RESOURCES, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim financial statements of Westmont Resources have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Westmont Resources’ audited 2008 annual financial statements and notes thereto contained in Westmont’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Westmont’s fiscal 2008 financial statements have been omitted.

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies Westmont Resources will continue to realize its asset and discharge its liabilities in the normal course of business. Westmont Resources has never generated revenue since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Westmont Resources as a going concern is dependent upon the continued financial support from its shareholders, the ability of Westmont Resources to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of August 31, 2008, Westmont Resources has accumulated losses since inception. These factors raise substantial doubt regarding Westmont Resources’ ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Westmont Resources be unable to continue as a going concern.

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

As used in this Quarterly Report, the terms "we", "us", "our", “Westmont” and the “Company” mean Westmont Resources, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Overview

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results for the three months ended August 31, 2008 and changes in financial condition from May 31, 2008. The following discussion should be read in conjunction with Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB filed on September 9, 2008.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. During the fiscal year ended May 31, 2008, we amalgamated our two mineral properties called the “JB 1 Claim” and the “JB 2 Claim” located in the Province of British Columbia, Canada into one mineral property that we now call the “JB 1 Claim.” The newly formed “JB 1 Claim” is registered with the Ministry of Mines under tenure number 578808 and covers an area of approximately 1211 hectares. We own a 100% undivided interest in the “JB 1 Claim” and the property is in good standing until March 22, 2009.

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

Phase	Exploration Program	Cost	Status
Phase I	Review historic data for initial evaluation in the field; geochemical sampling and reconnaissance work; analyses of rock samples and stream sediment and soil samples.	$4,320	Completed in the Spring of 2007.
Phase II	Satellite imagery and computer driven software programs to provide base maps and structural studies of the JB 1 Claim.	$7,420	Completed in Fall of 2007.
Phase III	Continue surveys and conduct sampling work; trenching and drilling; continue assessment; helicopter-supported grid preparation and magnetometer and electromagnetic survey.	$25,000	Expected to be completed in 2009.

Work on Phase I of our exploration program was completed in the Spring of 2007 and consisted of a very limited program of geochemical stream sediment and rock sampling. The results of Phase I did not indicate any geologically anomalous values. However, acting on the recommendations of our consulting geologist we decided to proceed with Phase II of our exploration program.

Phase II of our exploration program was completed in the Fall of 2007. Surveys and geological mapping was undertaken using aerial and satellite imagery to provide base maps and structural studies on the former JB 1 Claim. We attempted to have rock and soil samples taken and analyzed, however, due to inclement weather conditions we were unable to access the JB 1 Claim. Based on a review of the satellite imagery we obtained of the former JB 1 Claim, our consulting geologist has recommended that we proceed with Phase III of our exploration program. Phase III of our exploration program is expected to consist of rock and soil sampling with a proposed budget of $25,000. We hope to engage consultants to visit the JB1 claim area to conduct Phase III of our exploration program in 2009.

As of August 31, 2008, we had cash on hand of $3,584 and a working capital deficit of $50,718. We do not currently have sufficient cash to pay for the anticipated costs of Phase III of our exploration program and meet the anticipated costs of operating our business for the next twelve months. In addition, there are no assurances that the actual costs of completing our exploration program will not exceed our estimates of those costs. We currently do not have any arrangements for additional financing.

During the exploration stage of our business, our sole officer and director will be devoting approximately 50% of his time to our business.  On or about October 16, 2008, additional officers an directors will be named, as disclosed in our Information Statement on Schedule 14(f)1 which was filed with the SEC on October 6, 2008.  However, these additional members of management will also only devote a portion of their time to our business.  We do not foresee this limited involvement as negatively impacting our company over the next twelve months since all exploratory work has been, and will continue to be, performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months, nor do we plan to make any purchases of equipment over the next twelve months. Outside consultants will be expected to provide all tools needed for the exploratory work being conducted.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,000
Office Expenses	$5,000
Mineral Property Exploration Expenses	$25,000
TOTAL	$50,000

RESULTS OF OPERATIONS

Three Months Summary

	Three	Three
	Months	Months	Percentage
	Ended	Ended	Increase /
	August 31, 2008	August 31, 2007	(Decrease)
Revenue	Nil	Nil	n/a
Expenses	$(10,952)	$(16,504)	(33.6)%
Net Income (Loss)	$(10,952)	$(16,504)	(33.6)%

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

Operating Expenses

Our general and administrative expenses decreased from $16,504 during the three months ended August 31, 2007 to $10,952 during the three months ended August 31, 2008. The decrease in general and administrative expenses was primarily due to a decrease in professional fees. Professional fees consisted of accounting and legal expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.

We anticipate our operating expenses will increase significantly as we proceed with our exploration program of the JB 1 Claim.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At August 31, 2008	At May 31, 2008	Increase / (Decrease)
Current Assets	$3,764	$213	1,667%
Current Liabilities	54,482	39,979	36.3%
Working Capital (Deficit)	$(50,718)	$(39,766)	(27.5)%

Cash Flows
		Three Months Ended	Three Months Ended
		August 31, 2008	August 31, 2007
Cash Flows Used in Operating Activities		$(11,832)	$(12,376)
Cash Flows Used in Investing Activities		-	-
Cash Flows From Financing Activities		15,383	1,794
Net Increase/Decrease in Cash During Period		$3,551	$(10,582)

The decrease in our working capital at August 31, 2008 from our year ended May 31, 2008 is primarily a result the fact that we had no revenue or sources of financing other than advances from management during the three months ended August 31, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(A) Evaluation of Disclosure Controls and Procedures

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President, also serving as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

(B)  Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter covered by this report required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, the Company's CEO has determined that there were no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

We have incurred net losses of $132,878 for the period from our inception on November 16, 2004 to August 31, 2008, and have no significant revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern. In our Annual Report on Form 10-KSB, Malone & Bailey PC, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Westmont is suitable.

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

We have no mineral reserves. If we do not find a commercially viable mineral reserve, or if we cannot complete the exploration of the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do so, we may have to cease operations and investors may lose their investment. Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property, our production capability is subject to further risks including:

•         Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

•         Availability and costs of financing;

•         Ongoing costs of production; and

•         Environmental compliance regulations and restraints.

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

Our annual cost of compliance with the Mineral Tenure Act, with respect to the JB 1 Claim, is currently approximately $4,846 CDN (approximately $4,615 US). There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves, we may be unable to complete our exploration program and have to abandon our operations.

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

We may conduct further offerings in the future in which case investor’s shareholdings will be diluted.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation. (1)
3.2	Bylaws, as amended.(1)
4.1	Form of Share Certificate.(1)
10.1	Purchase Agreement dated March 21, 2005 between Andrew Jarvis and Norstar Explorations Ltd. (1)
14.1	Code of Ethics.(2)
21.1	List of Subsidiaries.(1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on October 13, 2006, as amended.

(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 11, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMONT RESOURCES, INC.

Date:	October 14, 2008	By:	/s/ Andrew Jarvis
ANDREW JARVIS
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)