Form 10-Q
period 2008-11-30
WESTMONT RESOURCES INC.
filed 2009-01-20
CIK 1377963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of January 19, 2009, the Issuer had 48,833,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Westmont Resources Inc.
(An Exploration Stage Company)

November 30, 2008

Index

Consolidated Balance Sheets as of November 30, 2008 and May 31, 2008 (Unaudited)	F-1

Consolidated Statements of Expenses for the three and six months ended November 30, 2008 and 2007 and period from Inception through November 30, 2008 (Unaudited)	F-2

Consolidated Statements of Cash Flows for the six months ended November 30, 2008 and 2007 and period from Inception through November 30, 2008 (Unaudited)	F-3

Notes to the Consolidated Financial Statements (Unaudited)	F-4

Westmont Resources Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
 (Unaudited)

	November 30,	May 31,
	2008	2008

ASSETS

Current Assets

Cash	$3,167	$33
Prepaid expenses	180	180

Total Assets	$3,347	$213

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$29,753	$28,933
Convertible notes payable (Note 4)	401,997	–
Due to related party	37,110	11,046

Total Liabilities	468,860	39,979

Stockholders’ Deficit

Common Stock, 75,000,000 shares authorized, $0.001 par value, 48,833,000 and 9,333,000 at November 30, 2008 and May 31, 2008 shares issued and outstanding	48,833	9,333

Additional paid-in capital	72,827	72,827

Deficit accumulated during the exploration stage	(587,173)	(121,926)

Total Stockholders’ Deficit	(465,513)	(39,766)

Total Liabilities and Stockholders’ Deficit	$3,347	$213

The accompanying notes are an integral part of the financial statements.

Westmont Resources, Inc.
(An Exploration Stage Company)
Consolidated Statements of Expenses
 (Unaudited)

	For the	For the	For the	For the	Period from
	Three Months	Three Months	Six Months	Six Months	November 16, 2004
	Ended	Ended	Ended	Ended	( Inception) Through
	November 30,	November 30,	November 30,	November 30,	November 30,
	2008	2007	2008	2007	2008

Expenses

General and administrative	$454,295	$24,135	$465,247	$40,639	$571,713
Mining expenses	–	–	–	–	15,460

Net Loss	$(454,295)	$(24,135)	$(465,247)	$(40,639)	$(587,173)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)	N/A

Weighted Average Shares Outstanding– Basic and Diluted	44,926,407	9,333,000	46,890,377	9,333,000	N/A

The accompanying notes are an integral part of the financial statements.

Westmont Resources Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended	For the Six Months Ended	Period from November 16, 2004 (Inception) to
	November 30,	November 30,	November 30,
	2008	2007	2008

Operating Activities

Net loss	$(465,247)	$(40,639)	$(587,173)

Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for services	39,500	–	39,500
Note payable assumed for services	401,997	–	401,997
Changes in operating assets and liabilities:
Prepaid expenses	–	–	(180)
Accounts payable and accrued liabilities	820	19,194	29,753

Net cash used in operating activities	(22,930)	(21,445)	(116,103)

Financing Activities

Proceeds from issuance of common stock	–	–	82,160
Net advances from related party	26,064	–	37,110

Net cash provided by Financing Activities	26,064	–	119,270

Net change in cash	3,134	(21,445)	3,167

Cash – Beginning of Period	33	39,038	–

Cash – End of Period	$3,167	$17,593	$3,167

Supplemental Disclosures
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

The accompanying notes are an integral part of the financial statements.

 Westmont Resources Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements of Westmont Resources have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Westmont Resources’ audited 2008 annual financial statements and notes thereto contained in Westmont’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Westmont’s fiscal 2008 financial statements have been omitted.

On March 9, 2005, the Company formed a wholly-owned subsidiary, known as Norstar Explorations Ltd. (“Norstar”), a company incorporated in British Columbia, Canada. On November 21, 2008, the Company entered into a Share Purchase Agreement whereby the Company acquired all the issued and outstanding shares of common stock of Avalon International Inc. (“Avalon”), a Washington corporation, in exchange for 22,500,000 shares of common stock of the Company. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Norstar and Avalon from the date of inception and acquisition, respectively.

All significant inter-company balances and transactions have been eliminated on consolidation.

Note 2 - Going Concern

These financial statements have been prepared on a going concern basis, which implies Westmont Resources will continue to realize its asset and discharge its liabilities in the normal course of business. Westmont Resources has never generated revenue since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Westmont Resources as a going concern is dependent upon the continued financial support from its shareholders, the ability of Westmont Resources to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of November 30, 2008, Westmont Resources has accumulated losses since inception. These factors raise substantial doubt regarding Westmont Resources’ ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Westmont Resources be unable to continue as a going concern.

Note 3 - Common Stock

a.        During the quarter ended November 30, 2008, the Company issued 17,000,000 shares of common stock at $0.001 per share to its officers as compensation for services rendered.

b.        During the quarter ended November 30, 2008, the Company issued 22,500,000 shares of common stock at $0.001 per share for the acquisition of Avalon International Inc. (See Note 4).

Note 4 - Convertible Notes Payable

On November 21, 2008, Westmont acquired control of Avalon International.  Avalon had no assets or operations and therefore is not considered a business under EITF 98-3.  Westmont accounted for the shares issued and note payable assumed as compensation expense to the Avalon shareholders and has expensed the fair value of both in general and administrative expense in the statement of operations.

In connection with the acquisition of Avalon International, Westmont assumed a convertible note payable previously issued by Avalon (the “Note”) totaling $401,997, bearing interest based on Libor Rate plus 2.5% per annum. The Note holder has the option to convert the outstanding balance at any time to the equivalent of Twenty-Five Percent of the total issued and outstanding shares of Westmont provided the conversion would not cause Westmont to issue more shares than Westmont has authorized less the actual shares issued and obligations to issue shares under any outstanding agreement. Westmont evaluated the embedded conversion option to determine if it was with in the scope of SFAS 133 and EITF 00-19. Westmont concluded that the convertible note should not be classified as a liability, and therefore, is not subject to SFAS 133 and EITF 00-19.  Westmont also evaluated the convertible note to determine if it was within the scope of EITF 98-5 or EITF 00-27 and determined there was no intrinsic value associated with the conversion option.

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

Overview

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results for the three months ended November 30, 2008 and changes in financial condition from May 31, 2008. The following discussion should be read in conjunction with Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB filed on September 9, 2008.

Until shortly prior to the end of the period covered by this report, the Company was engaged solely in the acquisition and exploration of mineral properties.  On November 21, 2008, we closed a transaction whereby we acquired all of the capital stock of Avalon International, Inc., a Washington corporation (“Avalon”). At the time of the transaction, Avalon had no assets or operations and, thus, the transaction was accounted for as compensation and not as an acquisition of a business.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. During the fiscal year ended May 31, 2008, we amalgamated our two mineral properties called “JB 1 Claim” and the “JB 2 Claim” located in the Province of British Columbia, Canada into one mineral property that we now call the “JB 1 Claim.” The newly formed “JB 1 Claim” is registered with the Ministry of Mines under tenure number 578808 and covers an area of approximately 1211 hectares. We own a 100% undivided interest in the “JB 1 Claim” and the property is in good standing until March 22, 2009.

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

As of November 30, 2008, we had cash on hand of $3,167 and a working capital deficit of $465,693. We do not currently have sufficient cash to pay for the anticipated costs of Phase III of our exploration program and meet the anticipated costs of operating our business for the next twelve months. In addition, there are no assurances that the actual costs of completing our exploration program will not exceed our estimates of those costs. We currently do not have any arrangements for additional financing.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,000
Office Expenses	$5,000
Mineral Property Exploration Expenses	$25,000
TOTAL	$50,000

RESULTS OF OPERATIONS

Three Months Summary

	Three	Three
	Months	Months	Percentage
	Ended	Ended	Increase /
	November 30, 2008	November 30, 2007	(Decrease)
Revenue	Nil	Nil	n/a
Expenses	$(454,295)	$(24,135)	1,800%
Net Income (Loss)	$(454,295)	$(24,135)	1,800%

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

Operating Expenses

Our general and administrative expenses increased $430,160 from $24,135 during the three months ended November 30, 2007 to $454,295 during the three months ended November 30, 2008. This  increase in general and administrative expenses was primarily due to an increase in professional fees and the accounting treatment of the Avalon transaction as an expense. Professional fees consisted of accounting and legal expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.

We anticipate our operating expenses will increase significantly as we proceed with our exploration program of the JB 1 Claim.

Six Months Summary

	Six	Six
	Months	Months	Percentage
	Ended	Ended	Increase /
	November 30, 2008	November 30, 2007	(Decrease)
Revenue	Nil	Nil	n/a
Expenses	$(465,247)	$(40,639)	1,000%
Net Income (Loss)	$(465,247)	$(40,639)	1,000%

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

Operating Expenses

Our general and administrative expenses increased $424,608 from $40,639 during the six months ended November 30, 2007 to $465,247 during the three months ended November 30, 2008. The increase in general and administrative expenses was primarily due to an increase in professional fees and the accounting treatment of the Avalon transaction as an expense.  Professional fees consisted of accounting and legal expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.

We anticipate our operating expenses will increase significantly as we proceed with our exploration program of the JB 1 Claim.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At November 3, 2008	At May 31, 2008	Increase / (Decrease)
Current Assets	$3,167	$33	9,497%
Current Liabilities	446,860	39,979	1,100%
Working Capital (Deficit)	$(465,693)	$(39,946)	(1,100)%

Cash Flows

	From Inception (November 18, 2004) to November 30, 2008	Six Months ended November 3, 2008	Six months ended November 3, 2007

Cash Flows Used in Operating Activities	$(116,103)	$(22,930)	$(21,445)
Cash Flows Used in Investing Activities		-	-
Cash Flows From Financing Activities	$119,270	$26,064	-
Net Increase/Decrease in Cash During Period	$3,167	$3,167	$(21,445)

The decrease in our working capital at August 31, 2008 from our year ended May 31, 2008 is primarily a result of the acquisition of Avalon.

Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. When necessary, we have also relied on advances from our founder, Andrew Jarvis. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the fiscal year ended May 31, 2008 that there is substantial doubt that we will be able to continue as a going concern.

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

Exploration Expenditures

We follow a policy of capitalizing mineral property acquisition costs and expensing mineral property exploration expenditures until a production decision in respect of the project and until we are reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(B)  Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter covered by this report required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, the Company has determined that the addition of a new President and a new Chief Financial Officer have had a material affect, and will have an ongoing material affect, on the quality and effectiveness of the Company's internal controls over financial reporting.

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

We have incurred net losses of $587,173 for the period from our inception on November 16, 2004 to November 30, 2008, including the net losses of Avalon, and have no significant revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern. In our Annual Report on Form 10-KSB, Malone & Bailey PC, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Westmont is suitable.

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

Our annual cost of compliance with the Mineral Tenure Act, with respect to the JB 1 Claim, is currently approximately $4,846 CDN (approximately $3,876 US). There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves, we may be unable to complete our exploration program and have to abandon our operations.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation. (1)
3.2	Bylaws, as amended.(1)
4.1	Form of Share Certificate.(1)
10.1	Purchase Agreement dated March 21, 2005 between Andrew Jarvis and Norstar Explorations Ltd. (1)
10.2	Share Purchase Agreement dated November 21, 2008 between Westmont Resources, Inc. and the Shareholders of Avalon International, Inc. (3)
14.1	Code of Ethics.(2)
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Securities and Exchange Commission on October 13, 2006 as an exhibit to our Registration Statement on Form SB-2.

(2)	Filed with the Securities and Exchange Commissions on September 11, 2007 as an exhibit to our Annual Report on Form 10-KSB.

(3)	Filed with the Securities and Exchange Commission on November 26, 2008 as an exhibit to our Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMONT RESOURCES, INC.

Date:	January 20, 2009	By:	/s/ Peter Lindhout
PETER LINDHOUT
President
(Principal Executive Officer)