Form 10-Q
period 2009-02-28
WESTMONT RESOURCES INC.
filed 2009-04-23
CIK 1377963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 21, 2009, the Issuer had 50,833,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Westmont Resources Inc.
(An Exploration Stage Company)

February 28, 2009

Index

Consolidated Balance Sheets as of February 28, 2009 and May 31, 2008 (Unaudited)	F-1

Consolidated Statements of Expenses for the three and nine months ended February 28, 2009 and 2008 and period from Inception through February 28, 2009 (Unaudited)	F-2

Consolidated Statements of Cash Flows for the nine months ended February 28, 2009 and 2008 and period from Inception through February 28, 2009 (Unaudited)	F-3

Notes to the Consolidated Financial Statements (Unaudited)	F-4

Westmont Resources Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	February 28,	May 31,
	2009	2008

ASSETS

Current Assets

Cash	$237	$33
Prepaid expenses	180	180

Total Assets	$417	$213

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable and accrued liabilities	$33,050	$28,933
Convertible notes payable (Note 4)	406,044	–
Due to related party	43,331	11,046

Total Liabilities	482,425	39,979

Stockholders’ Deficit

Preferred Stock, 25,000,000 and zero shares authorized, $0.001 par value, 3,000,000 and zero at February 28, 2009 and May 31, 2008shares issued and outstanding	3,000	-

Common Stock, 775,000,000 and 75,00,000 shares authorized, $0.001 par value, 50,833,000 and 9,333,000 at February 28, 2009 and May 31, 2008 shares issued and outstanding	50,833	9,333

Additional Paid-in Capital	72,827	72,827

Deficit accumulated during the exploration stage	(608,668)	(121,926)

Total Stockholders’ Deficit	(482,008)	(39,766)

Total Liabilities and Stockholders’ Deficit	$417	$213

The accompanying notes are an integral part of these consolidated financial statements

Westmont Resources Inc.
(An Exploration Stage Company)
Consolidated Statements of Expenses
(Unaudited)

	For the	For the	For the	For the	Period from
	Three Months	Three Months	Nine Months	Nine Months	November 16, 2004
	Ended	Ended	Ended	Ended	(Inception) Through
	February 28,	February 29,	February 28,	February 29,	February 28,
	2009	2008	2009	2008	2009

Expenses

General and administrative	$21,495	$6,778	$486,742	$47,417	$593,208
Mining expenses	–	–	–	–	15,460

Net Loss	$(21,495)	$(6,778)	$(486,742)	$(47,417)	$(608,668)

Deemed dividend to Preferred shareholders	(3,000)	-	(3,000)	-	(3,000)

Net loss available to Common shareholders	$(24,495)	(6,778)	$(489,742)	(47,417)	$(611,668)

Net Loss Per common share – Basic and Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)	N/A

Weighted Average Shares Outstanding– Basic and Diluted	49,366,333	9,333,000	23,833,000	9,333,000	N/A

The accompanying notes are an integral part of these consolidated financial statements

Westmont Resources Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended	Period from November 16, 2004 (Inception) to
	February 28,	February 29,	February 28,
	2009	2008	2009

Operating Activities

Net loss	$(486,742)	$(47,417)	$(608,668)

Adjustments to reconcile net loss to net cash used
in operating activities:

Common shares issued for services	39,500	–	39,500
Preferred shares issued for services	3,000	-	3,000
Note payable assumed for services	408,044	–	408,044

Changes in operating assets and liabilities:
Prepaid expenses	–	–	(180)
Accounts payable and accrued liabilities	4,117	17,316	33,050

Net Cash Used in Operating Activities	(32,081)	(30,101)	(125,254)

Financing Activities

Proceeds from issuance of common stock	–	–	82,160
Net advances from (repayments to) related party	32,285	(8,331)	43,331

Net Cash Provided by (Used in) Financing Activities	32,285	(8,331)	125,491

Increase (Decrease) In Cash	204	(38,432)	237

Cash – Beginning of Period	33	39,038	–

Cash – End of Period	$237	$606	$237

Supplemental Disclosures
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

The accompanying notes are an integral part of these consolidated financial statements

Westmont Resources Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements of Westmont Resources Inc. (“Westmont”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Westmont’s audited 2008 annual financial statements and notes thereto contained in Westmont’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Westmont’s fiscal 2008 financial statements have been omitted.

On March 9, 2005, the Company formed a wholly-owned subsidiary, known as Norstar Explorations Ltd. (“Norstar”), a company incorporated in British Columbia, Canada. On November 21, 2008, the Company acquired all the issued and outstanding shares of common stock of Avalon International Inc. (“Avalon”), a Washington corporation, in exchange for 22,500,000 shares of common stock of the Company. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Norstar and Avalon from the date of inception and acquisition, respectively.

All significant inter-company balances and transactions have been eliminated on consolidation.

Note 2 - Going Concern

These financial statements have been prepared on a going concern basis, which implies Westmont will continue to realize its asset and discharge its liabilities in the normal course of business. Westmont has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Westmont as a going concern is dependent upon the continued financial support from its shareholders, the ability of Westmont to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of February 28, 2009, Westmont has accumulated losses since inception. These factors raise substantial doubt regarding Westmont’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Westmont be unable to continue as a going concern.

Note 3 - Common Stock

    a.   During the nine month period ended February 28, 2009, the Company issued 17,000,000 shares of common stock at $0.001 per share to its officers as compensation for services rendered.

    b.   During the nine month period ended February 28, 2009, the Company issued 22,500,000 shares of common stock at $0.001 per share for the acquisition of Avalon International Inc. (See Note 4).

    c.   On March 3, 2009, the Company increased the total number of the authorized shares of capital stock of the Company from 75,000,000 to 800,000,000. The authorized shares of common stock increased from 75,000,000 to 775,000,000 with no change in par value, and the authorized shares of preferred stock increased from nil to 25,000,000 with a par value of $0.001.

    d.   On February 6, 2009, the Company issued 2,000,000 shares of common stock at $0.001 per share for $2,000 as the adjustment to the interest rate change of the convertible note (at note 4).

Note 4 - Convertible Notes Payable

On November 21, 2008, Westmont acquired control of Avalon International Inc. (“Avalon”). Avalon had no assets or operations and therefore is not considered a business under EITF 98-3. Westmont accounted for the shares issued and note payable assumed as compensation expense to the Avalon shareholders and has expensed the fair value of both in general and administrative expense in the statement of expenses. On February 6, 2009, the Company issued 2,000,000 shares of common stock at $0.001 per share to settle an interest rate adjustment of  $2,000 of the convertible notes from Libor plus 2.5% to Prime plus 2%.

Westmont Resources Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009
(Unaudited)

Note 4 - Convertible Notes Payable (continued)

In connection with the acquisition of Avalon International, Westmont assumed a convertible note payable previously issued by Avalon (the “Note”) totalling $408,044, bearing interest based on Prime Rate plus 2% per annum. The Note holder has the option to convert the outstanding balance at any time to the equivalent of Twenty-Five Percent of the total issued and outstanding shares of Westmont provided the conversion would not cause Westmont to issue more shares than Westmont has authorized less the actual shares issued and obligations to issue shares under any outstanding agreement. Westmont evaluated the embedded conversion option to determine if it was within the scope of Statement of Financial Accounting Standards (“SFAS”) No.133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock” (“EITF 00-19”). Westmont concluded that the convertible note should not be classified as a liability, and therefore, is not subject to SFAS No. 133 and EITF 00-19. Westmont also evaluated the convertible note to determine if it was within the scope of EITF 98-5 or EITF 00-27 and determined there was no intrinsic value associated with the conversion option.

Note 5 – Preferred Stock

On February 16, 2009, Westmont's board approved to issue 3,000,000 preferred shares to its board of directors for services provided to the company. These preferred shares have 160 votes per share, and convert into 160 shares of Common stock each. Westmont estimated the fair value to total $3,000 and charged this amount as compensation expense in the statement of expenses. Westmont evaluated the embedded conversion option to determine if it was within the scope of Statement of Financial Accounting Standards (“SFAS”) No.133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock” (“EITF 00-19”). Westmont concluded that the convertible preferred stock should not be classified as a liability, and therefore, is not subject to SFAS No. 133 and EITF 00-19. Westmont also evaluated the convertible preferred shares to determine if it was within the scope of EITF 98-5 or EITF 00-27 and determined there was intrinsic value of $3,000 associated with the conversion option and the $3,000 has been reflected in the statement of expenses as a deemed dividend for the quarter ending February 28, 2009 as there was no redemption period for the common stock.

Note 6 - Subsequent Event

On March 1, 2009, the Company acquired all of the issued and outstanding stock of Get2Networks, Inc., a Nevada corporation (“G2N”),  for an aggregate of 43,300,000 shares of common stock of the Company. Pursuant to the agreement, G2N became a wholly-owned subsidiary of the Company on March 1, 2009.

By Written Consent of  Stockholders dated March 2, 2009,  a majority of issued and outstanding shares of Common Stock, 45,000,000 (or 92.15%), were voted to approve an increase in the total number of authorized shares of capital stock of the Company from Seventy-Five Million (75,000,000) to Eight Hundred Million (800,000,000) shares, Seven Hundred Seventy-Five Million (775,000,000) of which shall be Common Shares, $0.001 par value per share, and Twenty-Five Million  (25,000,000) of which shall be Preferred Shares, $0.001 par value per share, with the Board of Directors having the authority to designate one or more series of such Preferred Shares and to  establish the rights, restrictions, preferences and privileges for such Preferred Shares from time-to-time by duly authorized resolution.

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

Introduction – New Business Acquisitions

Historically, the Company has been engaged solely in the acquisition and exploration of mineral properties.  However, in later 2008, the Company’s management and Board of Directors deemed it to be in the best interests of the Company and its stockholders for the Company to diversify its holdings across a broader range of industry segments.  Doing so would provide greater growth potential as well as balance cyclical downturns in the mining industry.  On November 21, 2008, we closed a transaction whereby we acquired all of the capital stock of Avalon International, Inc. (“Avalon”). At the time of the transaction, Avalon had no assets or operations and, thus, the transaction was accounted for as compensation and not as an acquisition of a business.  Avalon was established to pursue the business of environmental consulting and project management, with a focus on the biofuel segment of the energy industry.

On March 1, 2009, the Company closed a transaction whereby we acquired all of the capital stock of Get2Networks, Inc.   Get2Networks, Inc. (G2N) a Washington corporation, provides a media services platform which delivers automated voice calling to businesses in the health and personal care, automotive, financial, hospitality, non-profit, and relationship marketing sectors. This automated solution provides brand consistency with each message and is a cost-effective way to deliver mission critical information. The system has been effectively used by premier brands.

Marketing distribution is done through two channels. The first is an integrated solution with business management software providers and web-base CRM providers such as Salesforce.com. This solution offers one-to-one personalized voice messages compiled on-the-fly to include both customer and vendor specific information and interactivity to accept, decline or be transferred to a unique location. The second is direct self-service and enables the delivery of one voice message to an unlimited number of recipients.

Products

G2N uses the most popular consumer messaging platforms to conveniently send interactive reminders and personalized automated notifications delivering time-sensitive information. Approximately 650,000 establishments compose the target markets.  The estimated annual messages generated by these establishments approaches 15 billion.

With G2N businesses and their customers have the choice to use the communications methods that work for their unique situation and needs.

G2N messaging engine™

•	IVR - interactive voice response

•	VOICE - fully automated interactive voice messaging

•	SMS - text messaging via cell phones or pagers

•	IM - instant messaging 2-way communication to PCs, PDA’s and cell phones

•	E-mail - scheduled reminders, updates, news

Confirmations and reminders are standard practices for services industries. They are spending time and money every day to do this. The service industry looses significant revenue every year due to missed opportunities. In the medical and personal services sectors alone it may reduce their productivity and lost revenue of 25%. There are approximately 650,000 health and personal care establishments in the US.

According to financial industry analysts, such services can provide financial institutions with significant cost savings. There are approximately 500,000 consumer finance establishments. The potential for automated notifications of various types is in the billions.

Market Verticals

G2N serves a large, existing market, with significant growth fueled by major PMS (practice management) and BMS (business management software) taking their products online.

Banks and Credit Card Companies

•	Save customers time and money through the rapid intervention of alert notifications for unauthorized debits, account activity including fraud or identity theft.

Medical and Personal Care

•	Improve customer satisfaction while improving productivity with customer selected reminders and treatment plan notifications for the entire family.

Automotive

•	Cut expenses and increase profits with automated reminders, and interactive confirmations reducing no-show spots.

Vertical Industry Applications

❑	Automotive

❑	Financial

❑	Health & Fitness

❑	Medical and Dental

❑	Salon & Spa

❑	Travel

Cross-Industry Applications

❑	Accounts

❑	Appointments

❑	Collections

Solutions

G2N solutions are ideal for small- to medium-sized personal service businesses, including automotive, community projects, education, entertainment, health and fitness, medical, real estate, retail, salons and spas, travel, wellness, and all public and private organizations, clubs, committees and special interest groups.

G2N - Messaging Engine

For professional practices or business management software companies serving firms that supply professional services, we offer Web-based add-on solutions for existing product lines. These solutions are designed for rapid deployment and integrate with all industry standard platforms. Our solutions can be private-labeled, co-branded, or sold under the G2N brand as an ASP solution.

Overview

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results for the three and nine months ended February 28, 2009 and changes in financial condition from May 31, 2008. The following discussion should be read in conjunction with Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB filed on September 9, 2008.

We are a company with several subsidiaries diversified across a broad range of industry segments.  Our original subsidiary, Norstar Explorations Ltd., is in the business of the acquisition and exploration of mineral properties.  The JB1 Claim, which is located in the Province of British Columbia, Canada registered with the Ministry of Mines tenure number 578808 covering an area of approximately 1211 hectares, expired on March 22, 2009. On March 23, 2009, we restaked the exact property in 3 separate mineral claims:  GB1 (tenure number 601482), GB2 (tenure number 601483), and the GB3 (tenure number 601484).  We own a 100% undivided beneficial interest in the GB1, GB2 and GB3 mineral claims and the property is in good standing until March 22, 2010.  Due to the expiration of Norstar Explorations' FMC (Free Miners Certificate) and restrictions set by the Province of British Columbia on the ownership of mineral claims, title to the GB1, GB2 and GB3 claims is currently held in the name of our Secretary, Andrew Jarvis, holder of a valid British Columbia FMC, for the benefit of our wholly owned subsidiary, Norstar Explorations Ltd., a British Columbia company.

PLAN OF OPERATION

Over the next twelve months, we plan to conduct further mineral exploration activities on the GB1, GB2 and GB3 claims (formerly known as the JB1 claim) in order to assess whether the property contains mineral reserves capable of commercial extraction.  Currently, there are no known mineral reserves on the GB1, GB2 and GB3 claims. Our exploration program is designed to explore for commercially viable mineral deposits, particularly gold, copper and silver. We have not, nor have any predecessors, identified any commercially exploitable reserves of these minerals on the GB1, GB2 and GB3 claims.

We received a geological evaluation report on the GB1, GB2 and GB3 claims, (formerly known as the JB1 claim) entitled “Recommendations, JB 1 Claim Tenure No. 530766, Atlin Mining District Northwestern British Columbia Canada” prepared by our consulting geologist on April 23, 2006. The geological report summarizes the results of the history of the exploration of the mineral claim, the regional and local geology of the mineral claim and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claim and recommends a further geological exploration program on the mineral claim. Phases I, II and III of our recommended exploration program involve the following:

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

Phase II of our exploration program was completed in the Fall of 2007. Surveys and geological mapping was undertaken using aerial and satellite imagery to provide base maps and structural studies on our Claim. We attempted to have rock and soil samples taken and analyzed, however, due to inclement weather conditions we were unable to access the property. Based on a review of the satellite imagery we obtained of the Claim, our consulting geologist has recommended that we proceed with Phase III of our exploration program. Phase III of our exploration program is expected to consist of rock and soil sampling with a proposed budget of $25,000. We hope to engage consultants to visit the GB1, GB2 and GB3 claims area to conduct Phase III of our exploration program in 2009.

As of February 28, 2009, we had cash on hand of $237 and a working capital deficit of $482,188. We do not currently have sufficient cash to pay for the anticipated costs of Phase III of our exploration program and meet the anticipated costs of operating our business for the next twelve months. In addition, there are no assurances that the actual costs of completing our exploration program will not exceed our estimates of those costs. We currently do not have any arrangements for additional financing.

Avalon International, Inc. plans to continue searching for suitable biofuel projects and project management work, as well as global environmental engineering consulting work.

Get2Networks, Inc. plans to further develop its customer base and sales volume, as well as continue to build upon its line of products and services.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,000
Office Expenses	$15,000
Mineral Property Exploration Expenses	$25,000
TOTAL	$60,000

RESULTS OF OPERATIONS

Three Months Summary

	Three	Three
	Months	Months	Percentage
	Ended	Ended	Increase /
	February 28, 2009	February 29, 2008	(Decrease)
Revenue	Nil	Nil	n/a
Expenses	$(21,495)	$(6,778)	217%
Net Income (Loss)	$(21,495)	$(6,778)	217%
Deemed Dividend To Preferred Shareholders	$(3,000)	$-	n/a
Net Loss Available to Common Shareholders	$(24,495)	$(6,778)	261%

Revenue

We have not earned any revenues to date in our mineral exploration business. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our mineral exploration business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Get2Networks, Inc., our most recent acquisition, is generating some revenue and anticipates continuing to do so.

Avalon International, Inc. has not earned any revenues since being acquired by the Company in late, 2008. We cannot provide any assurance whether or not they will earn any revenues going forward. The biofuel segment of the energy industry is currently experiencing a downturn in pricing and demand.

Operating Expenses

Our general and administrative expenses increased $14,717 from $6,778 during the three months ended February 29, 2008 to $21,495 during the three months ended February 28, 2009. This increase in general and administrative expenses was primarily due to an increase in professional fees and the accounting treatment of the Avalon transaction as an expense. Professional fees consisted of accounting and legal expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.

We anticipate our operating expenses will increase significantly as we proceed with our exploration program of the GB1, GB2 and GB3 claims.  In addition, our newly acquired subsidiaries will incur operating expense in the development and expansion of their respective businesses.

Nine Months Summary

	Nine	Nine
	Months	Months	Percentage
	Ended	Ended	Increase /
	February 28, 2009	February 29, 2008	(Decrease)
Revenue	Nil	Nil	n/a
Expenses	$(486,742)	$(47,417)	927%
Net Income (Loss)	$(486,742)	$(47,417)	927%
Deemed dividend to Preferred Shareholders	$(3,000)	$-	n/a
Net Income (Loss)	$(489,742)	$(47,417)	933%

Revenue

We have not earned any revenues to date in our mineral exploration business. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our mineral exploration business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Get2Networks, Inc. our most recent acquisition, is generating some revenue and anticipates continuing to do so.

Avalon International, Inc. has not earned any revenues since being acquired by the Company in late, 2008. We are can not provide any assurance whether or not they will earn any revenues going forward. The biofuel segment of the energy industry is currently experiencing a downturn in pricing and demand.

Operating Expenses

Our general and administrative expenses increased $439,325 from $47,417 during the nine months ended February 29, 2008 to $486,742 during the nine months ended February 28, 2009. The increase in general and administrative expenses was primarily due to an increase in professional fees and the accounting treatment of the Avalon transaction as an expense.  Professional fees consisted of accounting and legal expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.

We anticipate our operating expenses will increase significantly as we proceed with our exploration program of the GB1. GB2 and GB3 claims.  In addition, our newly acquired subsidiaries will incur operating expense in the development and expansion of their respective businesses.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At February 28, 2009	At May 31, 2008	Increase / (Decrease)
Current Assets	$237	$213	11%
Current Liabilities	482,425	39,979	1,107%
Working Capital (Deficit)	$(482,188)	$(39,766)	1,113%

Cash Flows
	From Inception (November 16, 2004) to February 28, 2009	Nine Months ended February 28, 2009	Nine months ended February 29, 2008

Cash Flows Used in Operating Activities	$(125,254)	$(32,081)	$(30,101
Cash Flows Used in Investing Activities		-	-
Cash Flows From Financing Activities	$125,491	$32,285	(8,331)
Net Increase/Decrease in Cash During Period	$237	$204	$(38,432)

The decrease in our working capital at February 28, 2009 from our year ended May 31, 2008 is primarily a result of the acquisition of Avalon.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)  On February 16, 2009, Westmont issued Three Million (3,000,000) shares of Series A Preferred Stock to its members of its Board of Directors for services provided to the Company.  These shares of Preferred Stock have 160 votes per share, and each share of Preferred Stock converts into 160 shares of Common Stock.  Westmont estimated the fair value to total $3,000 and charged this amount as compensation expense.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

By Written Consent of  Stockholders dated March 2, 2009,  a majority of issued and outstanding shares of Common Stock, 45,000,000 (or 92.15%), were voted to approve an increase in the total number of authorized shares of capital stock of the Company from Seventy-Five Million (75,000,000) to Eight Hundred Million (800,000,000) shares, Seven Hundred Seventy-Five Million (775,000,000) of which shall be Common Shares, $0.001 par value per share, and Twenty-Five Million  (25,000,000) of which shall be Preferred Shares, $0.001 par value per share, with the Board of Directors having the authority to designate one or more series of such Preferred Shares and to  establish the rights, restrictions, preferences and privileges for such Preferred Shares from time-to-time by duly authorized resolution.  For further information, reference is made to the Definitive Information Statement on Schedule 14-C, which was filed with the Securities and Exchange Commission on February 11, 2009.

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

Date:  April 21, 2009
By: /s/ Peter Lindhout
PETER LINDHOUT
Chairman of the Board