Form 10-K
period 2009-05-31
WESTMONT RESOURCES INC.
filed 2009-10-16
CIK 1377963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended May 31, 2009

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to  _____

COMMISSION FILE NUMBER: 000-52398

WESTMONT RESOURCES, INC.
(Name of small business issuer in its charter)

NEVADA	76-0773948
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

155 108th Avenue NE, Suite 150
Bellevue, WA	98004
(Address of principal executive offices)	(Zip Code)

(206) 922-2203
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE.
Securities registered under Section 12(g) of the Exchange Act:	Shares of Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]    No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Indicate by check mark whether by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months or for such shorter period that the registrant was required to submit such files).  Yes [  ]   No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, an “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.”

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

State issuer’s revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked  price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $76,660, based on a price of $0.02 per share, being the price at which the registrant last sold shares of its common stock.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 16, 2009, the Issuer had 96,633,000 Shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).   In Part I, Item 4, reference is made to the Definitive Information Statement on Schedule 14-C, which was filed with the Securities and Exchange Commission on February 11, 2009.

WESTMONT RESOURCES INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MAY 31, 2009

PART I

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements are usually identified by our use of certain terminology, including “will”, “believes”, “may”, “expects”, “should”, “seeks”, “anticipates” or “intends” or by discussions of strategy or intentions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, among others, our history of operating losses and uncertainty of future profitability; our lack of working capital and uncertainty regarding our ability to continue as a going concern; uncertainty of access to additional capital; risks inherent in mineral exploration; environmental liability claims and insurance; dependence on consultants and third parties as well as those factors discussed in the section entitled “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Forward looking statements in this document are not a prediction of future events or circumstances, and those future events or circumstances may not occur. Given these uncertainties, users of the information included herein, including investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We do not assume responsibility for the accuracy and completeness of these statements.

The United States Securities and Exchange Commission permits U.S. mining companies, in their filings with the SEC, to disclose only those mineral deposits that a company can economically and legally extract or produce. The Company is an exploration stage company and its properties have no known body of ore. U.S. investors are cautioned not to assume that the Company has any mineralization that is economically or legally mineable.

All references in this Report on Form 10-K to the terms “we”, “our”, “us”, and “the Company” refer to Westmont Resources, Inc.

ITEM 1.                         DESCRIPTION OF BUSINESS.

CORPORATE BACKGROUND

Historically, the Company has been engaged solely in the acquisition and exploration of mineral properties.  However, in the later part of 2008, the Company’s management and Board of Directors deemed it to be in the best interests of the Company and its stockholders for the Company to diversify its holdings across a broader range of industry segments.  Doing so would provide greater growth potential as well as balance cyclical downturns in the mining industry.  On November 21, 2008, we closed a transaction whereby we acquired all of the capital stock of Avalon International, Inc. (“Avalon”). At the time of the transaction, Avalon had no assets or operations and, thus, the transaction was accounted for as compensation and not as an acquisition of a business.  Avalon was established to pursue the business of environmental consulting and project management, with a focus on the bio-fuel segment of the energy industry.  Additionally, on March 1, 2009, we acquired Get2Networks, Inc., a Washington corporation.  We will address the Mining and Technology industry segments separately.

Mining Industry Segment

We currently own a 100% undivided interest in one mineral property, the “GB 1 (Tenure  #601482), GB 2 (Tenure #601483) and GB 3 (Tenure #601484) Claims”, located in the Province of British Columbia, Canada, that we have previously called the “JB 1 Claim”. During the year ended May 31, 2009, the Company re-staked the JB 1 Claim into the GB 1, GB 2 and GB 3 mineral claims, (collectively the “GB Claims”).  The GB Claims are located in northwestern British Columbia, in the Gold Bottom Creek area, approximately 31 miles south of the town of Atlin. Due to restrictions set by the Province of British Columbia on the ownership of mineral claims, title to the GB Claims is currently held for the benefit of our wholly owned subsidiary, Norstar Explorations Ltd., a British Columbia company. During the next 12 months we intend to continue to conduct mineral exploration activities on the GB Claims in order to assess whether it possess deposits of copper, silver and gold capable of commercial extraction.

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

We have not budgeted for regulatory compliance costs in the proposed work program recommended by our geological report on the GB Claims entitled “Report and Recommendations JB 1 Claim Tenure No. 530766, Atlin Mining District Northwestern British Columbia Canada” prepared by our consulting geologist on April 23, 2006.

The Mineral Tenure Act requires that a holder of title to mineral claims must spend at least $4.00 CDN (approximately $3.84 US) per hectare per year in order to keep the property in good standing. The GB Claims consist of an area of approximately 1211.62 hectares. As such, our annual fee with respect to the GB Claims is expected to be $4,846CDN in the coming three years (approximately $4,648US) and thereafter $9,692 CDN (approximately $9,230 US) each year.  The GB Claims are currently in good standing until March 23, 2010.

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

If we anticipate disturbing ground during our mineral exploration activities, we will be required to make an application under the Mines Act for a permit. A permit is issued within 45 days of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. The initial exploration activities on the GB Claims (grid establishment, geological mapping, soil sampling, geophysical surveys) do not involve ground disturbance and as a result do not, at this time, require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

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

Technology Industry Segment

Get2Networks, inc., a Washington corporation, has two (2) brand lines, i.e., Get2Networks (“G2N”) and Your2ndVoice (“Y2V”)

G2N provides a media services platform which delivers automated voice calling to businesses in the health and personal care, automotive, financial, hospitality, non-profit, and relationship marketing sectors. This automated solution provides brand consistency with each message and is a cost-effective way to deliver mission critical information. The system has been effectively used by premier brands.

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

With G2N businesses and their customers have the choice to use the communications methods that work for their unique situation and needs.

G2N messaging engine™
*	IVR - interactive voice response
*	VOICE - fully automated interactive voice messaging
*	SMS - text messaging via cell phones or pagers
*	IM - instant messaging 2-way communication to PCs, PDA’s and cell phones
*	E-mail - scheduled reminders, updates, news

Market

G2N serves a large, existing market, with significant growth fueled by major PMS (practice management) and BMS (business management software) taking their products online.

1.	Banks and Credit Card Companies
*	Save customers time and money through the rapid intervention of alert notifications for unauthorized debits, account activity including fraud or identity theft.
2.	Medical and Personal Care
*	Improve customer satisfaction while improving productivity with customer selected reminders and treatment plan notifications for the entire family.
3.	Automotive
*	Cut expenses and increase profits with automated reminders, and interactive confirmations reducing no-show spots.

Vertical Industry Applications
*	Automotive
*	Financial
*	Health & Fitness
*	Medical and Dental
*	Salon & Spa
*	Travel

Cross-Industry Applications
*	Accounts
*	Appointments
*	Collections
*	Promotions

Products

G2N's products work with existing applications to help any business operate more efficiently. By providing more choice and convenience for both consumers and business customers, everybody benefits.

IVR - interactive voice response
VOICE - fully automated voice messaging
SMS - text messaging via cell phones or pagers
IM - instant messaging 2-way communication to PCs, PDAs and cellphones
E-mail - scheduled reminders, updates, news

·	get2appointments - Real-time reminders for customers and patients
·	get2markets - Instant access to target market
·	get2members - Up-to-the-minute communication with special-interest group

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

IVR - interactive voice response
VOICE - fully automated voice messaging
SMS - text messaging via cell phones or pagers
IM - instant messaging 2-way communication to PCs, PDAs and cellphones
E-mail - scheduled reminders, updates, news

Competition

Other companies who offer fee-based automated voice broadcast services targeted at businesses are Vontoo, Varolii, Televox and VoiceShot. Others like IPing, GotVoice, and Pinger and SnapVine offer voice broadcasting services to consumers.

Your2ndVoice (Y2V) provides a media services platform which delivers automated voice calling and enables the delivery of one voice message to an unlimited number of recipients. Y2V is an advertiser supported service free to consumers which enable brands to leverage user-generated content in one-on-one interactions with consumers.

A number of developments, tapping the advertising potential of both the phone and personalized audio, have enabled the adoption of Y2V. There is a push among the major players, Google, Microsoft, News Corp, and now Facebook to name a few, to capture the digital advertising opportunities in both audio and mobile. This developing infrastructure will accelerate the adoption of Y2V.

Google has revealed plans for a free phone service, supported entirely through ad revenue along with an audio component to their existing Ad Network. Other industry initiatives include audio watermarking to track audio ads digitally and the increased interest in both speech recognition and text-to-speech to expand advertising. Meanwhile, global spending on mobile phone advertising is growing at a feverish pace and is projected to top online paid-search advertising within five years.

The Problem

Consumer brands need additional ways and means to reach their target markets, particularly women. They need more advertising real-estate, to increase response rates and build brand loyalty. They are constantly seeking new ways to connect with women in meaningful and relevant dialogues. Brands know that if they acquire a customer at a key life-stage she will stay loyal forever. Women want relationships with brands and are increasingly embracing technology but little is tailored to meet their specific needs. Most of the available solutions are too impersonal, ineffective, inconvenient, or costly.

Solution

Y2V is an audio advertising -medium which acquires subscribers with a free voice-calling service in exchange for personal information. Consumers have demonstrated a willingness to accept ads in exchange for a free service. Each solution provides unique caller ID, interactivity to accept or decline, and results are tracked in real-time online providing easy access to data which can be integrated into other media management systems.

A voice message is an immediate in-the-moment, and personal channel for brands to communicate with their entire target audience.  Voice calling and receiving is ubiquitous allowing brands to reach 100% of their customers at the same time. Interactivity provides a direct connection to call-centers and pre-qualification for offers. Results can be tracked and delivered back to advertisers within twenty-four hours of campaign deployment.

Y2V delivers relevant voice content, based on a woman’s life stages, directly to her personal phone. Three types of content are made available; user-generated, editorial and advertising. For the user-generated content a woman will be able to send a personal message in her own voice about her engagement, upcoming wedding, new baby, job or home to any number of friends’ phones at the push of a button. The editorial content will be short helpful voice tips and alerts from partner sites such as, beauty, fashion or lifestyle. The advertiser content will be delivered in two ways, the first will be short promotions appended to the editorial content messages. The second will be independent advertiser communications uniquely personalized and sent directly to consumers.

Women will sign-up at partner sites and receive the free calling service, tips, and special offers. They can record personal voice messages online or on the go, send them, track responses, easily manage their calendars and contacts, and add a widget to their social network pages. They will also be able to create their own online message library from which they can retrieve and forward any messages, including helpful tips and offers, to friends and families providing a rich viral opportunity.

The web-based platform is designed to be easily plugged into existing media management tools providing advertisers with the ROI accountability they require. The product road map includes user content search, advertiser matching, reporting, and tracking. Technology developments include VOIP and VoiceXML, SMS and mobile WAP.

The company’s affiliate in the United Kingdom, in conjunction with Life Cycle Marketing, has successfully deployed like offers with content via the phone to women. The response rates to these offers through this method were consistently in the range of 20%. While this may not translate directly to the same success rate in the US, these results do provide a positive indicator and are encouraging.

The Market

The market is the $200 billion now spent by brands to acquire access to women, 25 to 65, who control $2.0 trillion in spending.  Y2V harnesses for these brands the power of the human voice to communicate in-the-moment and personally with their target audience.

The target is women, ages 25 to 65, experiencing major life cycle events. The immediate addressable markets are the 2.3 million prospective brides, 4.25 million expectant mothers, and 40 million homemakers with children and/or aging parents. They make 77% of household buying decisions and control $2 trillion in purchasing power, 80% are online. They will be acquired through sign-ups on relevant product and community sites targeted to these life stages and events.

Marketing & Distribution

To build consumer awareness and critical mass, we are developing partnerships with targeted women’s sites and key agencies who manage brand dollars. The initial sites are those who rely on advertising for revenue and who focus on new brides, expectant mothers or fashion, such as The Knot, Baby Center and Glam. The advantages for these partner sites are; a free useful tool for consumers designed to bolster member acquisition and retention, an additional advertising medium or real-estate, online campaign tracking in real-time and easy access to data which can be integrated into other media management systems.

Our client brands which have used recorded voice messages as part of their marketing campaigns have seen increased response rates.  One client, Autism Speaks, reported an up to three-fold increase in online traffic and donations from a voice campaign. The response to a personal voice message from the CEO of another client to thousands of independent distributors has dramatically increased event attendance and resulting sales.

Employees

Our Mining Industry Segment has no employees and utilizes contracts with 3rd parties when needed.

Our Technology Industry Segment has 4 employees.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A.                      RISK FACTORS

If we do not obtain additional financing, our business will fail.

Our current working capital is insufficient to meet the anticipated costs of the growth of either our Technology business or Phase III of our exploration program on the GB Claims and the anticipated costs of operating our business over the next twelve months. Therefore, we will need to obtain additional financing in order to complete our business plan. We have not earned any revenues from our mineral exploration since our inception. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to earn revenue from our operations and, because our ability to sustain our operations is dependent on our ability to raise financing, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have accrued net losses of $668,851 for the period from our inception on November 16, 2004 to May 31, 2009, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim or our technology business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Westmont is suitable.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The GB Claims do not contain known bodies of commercial ore and, therefore, any program conducted on the GB Claim would be an exploratory search of ore. There is no certainty that any expenditures made in the exploration of the GB Claims will result in discoveries of commercial quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our mining operations.

We have no known mineral reserves and if we cannot find any, we will have to cease our mining operations.

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

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the GB Claims, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

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

Our annual cost of compliance with the Mineral Tenure Act, with respect to the GB Claims, is currently approximately $4,648US  per year. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves, we may be unable to complete our exploration program and have to abandon our operations.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                         PROPERTIES.

We currently do not own any physical property or own any real property. We own a 100% undivided interest in the GB Claims.

We rent office space located at 155 108th Avenue NE, Suite 150, Bellevue, WA, 98004. This office space consists of approximately 1385 square feet, which we rent at a cost approximately $2,600 per month and there is no long term commitment.

THE GB CLAIMS

Under the Mineral Tenure Act, title to British Columbia mineral claims can only be held by individuals, British Columbia corporations or foreign corporations extra-provincially registered in British Columbia. As such, title to our mineral claim is held in the name of our Secretary and Director, Andrew Jarvis, for the benefit of our wholly owned subsidiary, Norstar Explorations Ltd.

Description of the GB Claims

The GB Claims are comprised of 1,211.62 hectares, located 31 miles south of Atlin, British Columbia, Canada, at Gold Bottom Creek, on the southwest flank of Mt. O’Keefe. See “Figure 1” below.

The GB Claims are recorded with the Ministry of Energy, Mines and Petroleum Resources for the Province of British Columbia (the “Ministry of Mines”) as follows:

Name of Mineral Claim	Area in Hectares	Tenure Number	Expiry Date
GB 1	398.21	601482	March 23, 2010
GB 2	398.32	601483	March 23, 2010
GB 3	415.08	601484	March 23, 2010

The Province of British Columbia owns the land covered by the mineral claim. To our knowledge, there are no aboriginal land claims that might affect our title to the mineral claim or the Province’s title of the property.

In order to maintain the GB Claims in good standing, we must complete minimum exploration work on the mineral claim and file confirmation of the completion of the work with the Ministry of Mines. In lieu of completing this work, we may pay a fee equal to the minimum exploration work that must be performed with the Ministry of Mines. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claim for one additional year. Our mineral claim is currently in good standing until March 23, 2010. The minimum exploration work that must be performed and/or the fee for keeping our claim current is equal to $4.00 CDN (approximately $3.84 US) per hectare for the first three years and $8.00 CDN (approximately $7.67 US) per hectare thereafter. The GB Claims are comprised of approximately 1,211.62 hectares, meaning that we will be required to complete minimum exploration work or pay a minimum fee of $4,846 CDN (approximately $4,648 US) each year prior to March 23 for the first three years, in order to keep the GB Claims current. Thereafter, the minimum exploration work/fee payable will increase to $9,692 CDN (approximately $9,230 US) per year. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, our mineral claim will lapse and we will lose all interest in our mineral claim.

Figure 1
Location of Claim

Location

The GB Claims are located south of Mt. O’Keefe, which is 31 miles south of Atlin, British Columbia, Canada. The claims are situated immediately southwest of Mt. O’Keefe and 5.2 miles south of Kuthai Lake (aka “Silver Salmon Lake”) in the headwaters area of Gold Bottom Creek, a tributary of the Sloko River. The Sloko River flows westerly into Atlin Lake and ultimately into the Yukon River system. Elevations on the claim vary from 3,478 feet to 4,511 feet above sea level.

Terrain in the vicinity of the GB Claims is typically post-glacial with gently rounded surfaces and a thin veneer of glacial till and deposits of unconsolidated glacio-fluvial gravels and sands. Outcroppings of bedrock are abundant and forest cover is very sparse.

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

Atlin is a relatively isolated community of about 350 residents located on the eastern shore of Atlin Lake in northwestern British Columbia. It is 61 miles south of Jakes Corner, Yukon, on the Alaska Highway and 113 miles from Whitehorse, Yukon. A community airstrip enables air service access by small aircraft. The GB Claims area is serviced by a local road that passes 12 miles southerly from Atlin to Warm Bay on Atlin Lake and continues as a seasonal miners’ road fir a further 7 miles. The remaining 16 miles is accessible by helicopter.

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

Lode gold in the Atlin district commonly occurs with sparse sulphides, including pyrite, base metal minerals and tellurides, in quartz-carbonate veins that are often enveloped by intense alteration assemblages of quartz, carbonate and green micas (i.e. listwanite). Historically, although many small deposits have been explored, none has achieved significant production.

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

Bedrock outcroppings are abundantly distributed and available geological information indicates that the GB Claims area is underlain by ultramafic rocks of the Atlin Intrusions. These bodies include peridotite, dunite, gabbro and diorite and their serpentinized and carbonatized equivalents. Surrounding rocks are Cache Creek group metasediments, including cherts, argillite, quartzite and schist, with greenstone and amphibolite. A previous report in 1985 includes reference to a number of small felsite intrusions of Tertiary age. The Nahlin Fault, an important and strong northwesterly trending structural element, forms the south flank of the so-called “Atlin ” and separates it from the Lower Jurassic age Laberge group of relatively unaltered sedimentary rocks that consists of greywacke, siltstone, mudstone and conglomerate.

The Nahlin ultramafic body has the potential to host economically viable mineral deposits, including base metal sulphides, cinnabar (mercury), gold and platinum group element deposits. A chalcedonic stockwork, located on Gold Bottom Creek a few miles north of GB Claims, is believed to be related to a hot springs-type environment. Previous operators have suggested that a bulk tonnage precious metals deposit may underlie the stockwork. Provincial geological survey personnel in 2001 discovered a massive sulphide mineral zone in Cache Creek assemblage rocks near the eastern boundary of the Nahlin ultramafite.

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

Recommended Geological Exploration Program

We engaged Erik Ostensoe, P. Geo., to prepare a geological evaluation report on the GB Claims, as formerly constituted.  Mr. Ostensoe is a consulting professional engineer in the Geological Section of the Association of Professional Engineers and Geoscientists of the Province of British Columbia, Canada. Mr. Ostensoe attended the University of British Columbia and holds a Bachelor of Science (Honors) degree in Geology. Mr. Ostensoe has been licensed as a professional engineer by the Professional Engineers Association of British Columbia for more than 40 years.

The work completed by Mr. Ostensoe in preparing the geological report consisted of the review of geological data from previous exploration within the region. The acquisition of this data involved the research and investigation of historic files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claim.

The geological evaluation report prepared by Mr. Ostensoe concludes that the GB Claims are located in an alpine area in a geological setting that is highly prospective for the discovery of important mineral deposits, particularly occurrences of gold, copper, nickel and platinum group metals. The area is at present somewhat remote, but there are evolving mining projects in the Tulsequah area and close to Atlin.

We received a geological evaluation report on the GB Claims, as formerly constituted, entitled "Report and Recommendations, JB 1 Claim Tenure No. 530766, Atlin Mining District Northwestern British Columbia Canada" prepared by our consulting geologist on April 23, 2006. The geological report summarizes the results of the history of the exploration of the mineral claim, the regional and local geology of the mineral claim and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claim and recommends a further geological exploration program on the mineral claim. Phases I, II and III of our recommended exploration program involve the following:

Phase	Exploration Program	Cost	Status
Phase I	Review historic data for initial evaluation in the field; geochemical sampling and reconnaissance work; analyses of rock samples and stream sediment and soil samples.	$4,320	Completed in Spring of 2007.
Phase II	Satellite imagery and computer driven software programs to provide base maps and structural studies of the JB 1 Claim.	$7,420	Completed in the Fall of 2007.
Phase III	Continue surveys and sampling work; trenching and drilling; continue assessment; helicopter- supported grid preparation and magnetometer and electromagnetic survey.	$25,000	Expected to be completed in 2010

Work on Phase I of our exploration program was completed in the Spring of 2007 and consisted of a very limited program of geochemical stream sediment and rock sampling. The results of Phase I did not indicate any geologically anomalous values. However, acting on the recommendations of our consulting geologist we decided to proceed with Phase II of our exploration program.

Phase II of our exploration program was completed in the Fall of 2007. Surveys and geological mapping was undertaken using aerial and satellite imagery to provide base maps and structural studies on the GB Claims. We attempted to have rock and soil samples taken and analyzed, however, due to inclement weather conditions we were unable to access the GB Claims. Based on a review of the satellite imagery we obtained of the GB Claims, our consulting geologist has recommended that we proceed with Phase III of our exploration program. Phase III of our exploration program is expected to consist of rock and soil sampling with a proposed budget of $25,000. We hope to engage consultants to visit the GB claim area to conduct Phase III of our exploration program in 2010.

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

PART II

ITEM 5.                         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

General

Our authorized capital stock consists of 800,000,000 shares, of which 775,000,000 are shares of common stock, with a par value of $0.001 per share, and 25,000,000 are shares of preferred stock, with a par value of $0.001 per share.  As of October 16, 2009, there were 96,633,000 shares of our common stock issued and outstanding that were held of record by fifty-two (52) stockholders.  There are 3,000,000 shares of Series A preferred stock outstanding.

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “WMNT” on May 9, 2007.  Prior to this date, no public trading market existed for our common stock. Although our shares became eligible for quotation on the OTC Bulletin Board in May 2007, the high and low bid price information for our common stock for the quarter ended May 31, 2009 was not available from the OTC Bulletin Board.

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

Recent Sales of Unregistered Securities

On May 8, 2009, we issued an aggregate of 3,000,000 shares of our Series A preferred stock, $0.001 par value per share to certain of our officers and directors as compensation.

Purchases of Equity Securities

None.

ITEM 6.                      SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Automotive

Cut expenses and increase profits with automated reminders, and interactive confirmations reducing no-show spots.

Vertical Industry Applications

·	Automotive
·	Financial
·	Health & Fitness
·	Medical and Dental
·	Salon & Spa
·	Travel
·	Cross-Industry Applications
·	Accounts
·	Appointments
·	Collections

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

PLANS OF OPERATIONS

Over the next twelve months, we plan to expand the operations of our technology business, Get2Networks, Inc.  We also plan to continue our mineral exploration activities, Phase III, on the GB Claims in order to assess whether the property contains mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable mineral deposits. We have not, nor have any predecessors, identified any commercially exploitable reserves of these minerals on the GB Claims.

We received a geological evaluation report on the GB Claims, as formerly constituted, entitled “Report and Recommendations JB 1 Claim Tenure No. 530766, Atlin Mining District Northwestern British Columbia Canada” prepared by our consulting geologist on April 23, 2006. The geological report summarizes the results of the history of the exploration of the mineral claim, the regional and local geology of the mineral claim and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claim and recommends a further geological exploration program on the mineral claim. Reference is made to Item 2. Description of Property, above, for a complete discussion of Phases I and II, both of which have been completed, and of Phase III which we intend to complete in 2010.

RESULTS OF OPERATIONS

As of May 31, 2009, we had cash on hand of $146 and a working capital deficit of $644,316. We do not currently have sufficient working capital to pay for the anticipated costs of $25,000 for Phase III of our exploration program and meet the anticipated costs of operating our business for the next twelve months. In addition, there are no assurances that the actual costs of completing this exploration program will not exceed our estimates of those costs. We currently do not have any arrangements for additional financing.

We also intend to continue the growth of our technology entity, Get2Networks, Inc.  We expect that capital needs for Get2Networks during the upcoming year will be approximately $150,000.

Summary of Year End Results

	Year Ended May 31
			Percentage
	2009	2008	Increase / (Decrease)
Revenue	$--	$--	n/a
Expenses
* General and Administrative	$122,435	$53,253	130%
* Acquisition Costs	410,396	-	n/a
* Mining Explorations	-	7,579	n/a
Total Operating Expenses	532,831	60,832	776%
Other Expense
Interest (Expense)	(14,094)	-	n/a
Net (Loss)	$(546,925)	$(60,832)	800%

Revenues

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral property or the Technology division releases its software products to the market.

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

The Technology division is in the beta testing of our technology and will be rolled out to the market upon completion of the testing phase.  Further market and product testing is required before final release of the technology will take place.

Expenses

The major components of our operating expenses are outlined in the table below:

	Year Ended	Year Ended	Percentage
	May 31, 2009	May 31, 2008	Increase / (Decrease)
Accounting and Audit Fees	$17,028	$15,346	11%
Acquisition cost	410,396	-	n/a
Filing and Transfer agent	9,253	4,238	118%
Legal	19,290	27,519	(30)%
Management Services	17,000	-	n/a
Mineral Property Exploration Costs	-	7,579	n/a
Office and Sundry	7,077	4,486	58%
Software and Programming	39,128	-	n/a
Rent	8,979	-	n/a
Travel and Promotion	4,680	1,664	202%
Total Operating Expenses	$532,831	$60,832	776%

The increases in expenses are primarily a result of the increase in acquisition cost. On November 21, 2008, we closed a transaction whereby we acquired all of the capital stock of Avalon International, Inc. (“Avalon”). At the time of the transaction, Avalon had no assets or operations and, thus, the transaction was accounted for as compensation and not as an acquisition of a business.

The increase in total operating expense is primarily a result of additional expense incurred for Get2Network. On March 1, 2009, the Company closed a transaction whereby we acquired all of the capital stock of Get2Networks,
Inc. Get2Networks, Inc.

The majority of the amounts spent by us on accounting and legal fees are amounts paid in connection with preparing and filing our Registration Statement under the Securities Act, and meeting our ongoing reporting obligations under the Exchange Act.

We anticipate our operating expenses will increase significantly as we proceed with our exploration program.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At May 31, 2009	At May 31, 2008	Increase / (Decrease)
Current Assets	$10,465	$213	4813%
Current Liabilities	(654,781)	(39,979)	1538%
Working Capital (Deficit)	$(644,316)	$(39,766)	1520%

Cash Flows
	Year Ended	Year Ended
	May 31, 2009	May 31, 2008
Cash Flows Provided by (Used in) Operating Activities	$(41,523)	$(36,321)
Cash Flows From (Used in) Financing Activities	41,636	(2,774)
Net Increase (Decrease) in Cash During Period	$113	$(39,005)

The increase in our working capital deficit at May 31, 2009 from our year ended May 31, 2008, are primarily a result of the increase in convertible note payable which were assumed during the acquisition of Avalon and G2N , and from the fact that we had no revenue or sources of financing during the fiscal year ended May 31, 2009.

Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. When necessary, we have also relied on advances from our executive officers. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the fiscal year ended May 31, 2009 that there is substantial doubt that we will be able to continue as a going concern.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities.  In the past, we have also relied on advances from our executive officers when needed. However, there are no assurances that any of our executive officers will be willing to advance us additional funds in the future. There are no assurances that we will be able to arrange for other debt or other financing to fund our planned business activities.

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

Impairment of Assets

Long-lived assets or assets with no amortization, including intangibles, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount may not be recoverable.  At a minimum, the assets are evaluated annually. The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related asset. If an asset is deemed to be impaired, the amount of impairment is determined as the amount by which the net carrying value exceeds discounted estimated net cash flows.  There was no impairment loss for the years ended May 31, 2009 or 2008.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Westmont Resources Inc.
(An Exploration Stage Company)

Index
Report of Independent Registered Public Accounting Firm;	F-1
Consolidated Balance Sheets as of May 31, 2009 and 2008;	F-2
Consolidated Statements of Expenses for the years ended May 31, 2009 and 2008 and for the period from inception on November 16, 2004 to May 31, 2009;	F-3
Consolidated Statements of Cash Flows for the years ended May 31, 2009 and 2008 and for the period from inception on November 16, 2004 to May 31, 2009;	F-4
Consolidated Statement of Stockholders’ Deficit for the period from inception on November 16, 2004 to May 31, 2009; and	F-5
Notes to the Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Westmont Resources Inc
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Westmont Resources Inc. (“Westmont”) as of May 31, 2009 and 2008 and the related consolidated statements of expenses, cash flows and changes in stockholders’ deficit for the two years then ended. These consolidated financial statements are the responsibility of Westmont’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the period from November 16, 2004 (inception) through May 31, 2007, include a net loss of $61,094. Our opinion on the consolidated statements of expenses, stockholders’ deficit, and cash flows for the period November 16, 2004 (inception) through May 31, 2009, insofar as it relates to amounts for prior periods through May 31, 2007, is based solely on the report of other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. Westmont is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Westmont’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westmont as of May 31, 2009 and 2008 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Westmont will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Westmont has no revenues and has accumulated losses since inception which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
October 16, 2009

Westmont Resources Inc. (An Exploration Stage Company)

Consolidated Balance Sheets	May 31,	May 31,
	2009	2008
ASSETS
Current Assets
Cash	$146	33
Prepaid expenses	10,319	180

Total Current Assets	10,465	213
Software, not yet in service	209,056	–

Total Assets	$219,521	$213

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$40,920	$28,933
Convertible notes payable	389,256	–
Due to related parties	224,605	11,046

Total Liabilities	654,781	39,979

Stockholders’ Deficit
Convertible preferred Stock, 25,000,000 and zero shares authorized, $0.001 par value, 3,000,000 and zero at May 31, 2009 and 2008 shares issued and outstanding	3,000	–
Common Stock, 775,000,000 and 75,000,000 shares authorized, $0.001 par value, 96,633,000 and 9,333,000 at May 31, 2009 and 2008 shares issued and outstanding	96,633	9,333
Additional Paid-in Capital	133,958	72,827
Deficit Accumulated During the Exploration Stage	(668,851)	(121,926)

Total Stockholders’ Deficit	(435,260)	(39,766)

Total Liabilities and Stockholders’ Deficit	$219,521	$213

See the accompanying summary of accounting policies
and notes to the consolidated financial statements

Westmont Resources Inc. (An Exploration Stage Company) Consolidated Statements of Expenses

			Period from
	For the	For the	November 16, 2004
	Year Ended	Year Ended	(Inception) Through
	May 31,	May 31,	May 31,
	2009	2008	2009

Expenses
General and administrative	$122,435	$53,253	$243,401
Loss on acquisition	410,396	-	410,396
Mining expenses	–	7,579	15,460

Total expense	532,831	60,832	669,257
Other (income)/expense
Donated Management services	-	-	(14,500)
Interest expense	14,094	-	14,094

Net Loss	(546,925)	(60,832)	(668,851)
Deemed dividend to Preferred Shareholders	(3,000)	–	(3,000)

Net loss available to common shareholders	$(549,625)	$(60,832)	$(671,851)

Net Loss Per common share – Basic and Diluted	$(0.01)	$(0.01)	N/A

Weighted Average Shares Outstanding	41,516,014	9,333,000	N/A

See the accompanying summary of accounting policies
and notes to the consolidated financial statements

Westmont Resources Inc. (An Exploration Stage Company) Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended	Period from November 16, 2004 (Inception) Through
	May 31,	May 31,	May 31,
	2009	2008	2009

Operating Activities

Net loss	$(546,925)	$(60,832)	$(668,851)

Adjustment to reconcile net loss to net cash used
in operating activities:

Common shares issued for services	39,500	–	39,500
Preferred shares issued for services	3,000	–	3,000
Note payable assumed for services	387,896	–	387,896

Changes in operating assets and liabilities:
Prepaid expenses and other current asset	57,328	–	57,148
Accounts payable and accrued liabilities	17,678	24,601	46,611

Net Cash Used in Operating Activities	(41,523)	(36,231)	(134,696)

Financing Activities

Proceeds from issuance of common stock	–	–	82,160
Advances from (repayments to) related party	41,636	(2,774)	52,682

Net Cash Provided by (Used in) Financing Activities	41,636	(2,774)	134,842

Increase (Decrease) In Cash	113	(39,005)	146

Cash – Beginning of Period	33	39,038	–

Cash – End of Period	$146	$33	$146

Supplemental Disclosures
Interest paid	$–	$–	$–
Income taxes paid	–	–	–

Non-cash investing and financing activities:
Common stock for partial conversion of convertible note	$65,631	$–	$65,631
Net asset acquired from Get2Networks	43,300	–	43,300

See the accompanying summary of accounting policies
and notes to the consolidated financial statements

Westmont Resources Inc.
(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)
Period from November 16, 2004 (Inception) to May 31, 2009

	Preferred Stock		Common Stock		Additional Paid-In	Share Subscription	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity (Deficit)
	#	$	#	$	$	$	$	$
Balance, November 16, 2004	–	–	–	–	–	–	–	–

Common stock issued for cash at $0.001 per share	–	–	5,500,000	5,500	–	–	–	5,500
Share subscriptions received	–	–	–	–	–	10,700	–	10,700
Net loss for the period	–	–	–	–	–	–	(4,515)	(4,515)

Balance, May 31, 2005	–	–	5,500,000	5,500	72,827	10,700	(4,515)	11,685

Common stock issued for cash at $0.02 per share	–	–	3,833,000	3,833	72,827	–	–	76,660
Subscriptions receivable	–	–	–	–	–	(10,700)	–	(10,700)
Net loss for the year	–	–	–	–	–	–	(16,226)	(16,226)

Balance, May 31, 2006	–	–	9,333,000	9,333	72,827	–	(20,741)	61,419

Net loss for the year	–	–	–	–	–	–	(40,353)	(40,353)

Balance, May 31, 2007	–	–	9,333,000	9,333	72,827	–	(61,094)	21,066

Net loss for the year	–	–	–	–	–	–	(60,832)	(60,832)

Balance, May 31, 2008	–	–	9,333,000	9,333	72,827	–	(121,926)	(39,766)

Common stock issued for services at $0.001 per share	–	–	39,500,000	39,500	–	–	–	39,500
Common stock issued for acquisition of subsidiary at $0.001 per share	–	–	43,300,000	43,300	–	–	–	43,300
Capital stock issued for partial conversion of debt	–	–	4,500,000	4,500	61,131	–	–	65,631
Convertible preferred stock issued for services at $0.001 per share	3,000,000	3,000	–	–	–	–	–	3,000
Beneficial conversion feature for convertible preferred stock	–	–	–	–	3,000	–	–	3,000
Deemed dividend for preferred stock	–	–	–	–	(3,000)	–	–	(3,000)

Net loss for the year	–	–	–	–	–	–	(546,925)	(546,925)

Balance, May 31, 2009	3,000,000	$3,000	96,633,000	$96,633	$133,958	$–	$(668,851)	$(435,260)

See the accompanying summary of accounting policies
and notes to the consolidated financial statements

Westmont Resources Inc.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Westmont Resources Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on November 16, 2004. The Company’s principal executive offices are in Bellevue, Washington.

On March 9, 2005, the Company formed a wholly-owned subsidiary, known as Norstar Explorations Ltd. (“Norstar”), a company incorporated in British Columbia, Canada. On November 21, 2008, the Company entered into a Share Purchase Agreement whereby the Company acquired all the issued and outstanding shares of common stock of Avalon International Inc. (“Avalon”), a Washington corporation, in exchange for 22,500,000 shares of common stock of the Company, and on March 1, 2009, the Company entered into a Share Purchase Agreement whereby the Company acquired all the issued and outstanding shares of common stock of Get2Networks, Inc. (“Get2Networks”), a Nevada corporation, in exchange for 43,300,000 shares of common stock of the Company. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from the date of inception (Norstar); and from the date of acquisition (Avalon and Get2Networks).

All significant inter-company balances and transactions have been eliminated on consolidation.

Exploration Stage Activities

The Company has been in the exploration stage, as defined in the Statement of Financial Accounting Standards (“SFAS”) No.7, since its formation for the purpose of acquiring exploration and development stage natural resource properties. It has not yet realized any revenues from its planned operations. With the acquisition of Get2Networks, the Company will also focus on technology development business. The Company has not commenced business operations.

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

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations. The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion. In accordance with SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets. The Company currently does not have any long-lived assets.

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

Impairment of Assets

Long-lived assets or assets with no amortization, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  At a minimum, the assets are evaluated annually. The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related asset. If an asset is deemed to be impaired, the amount of impairment is determined as the amount by which the net carrying value exceeds discounted estimated net cash flows.  There was no impairment loss for the years ended May 31, 2009 or 2008.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128 (“SFAS 128”), “Earnings Per Share”. SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic loss EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Basic and diluted EPS are the same in fiscal 2009 and 2008 due to common stock equivalents being anti-dilutive.

Income Taxes

The Company accounts for its income taxes are recognized in accordance with SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes”, which requires recognition of deferred tax liabilities or assets for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.

Financial Instruments

SFAS No. 157 (“SFAS 157”) “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, convertible notes payable, and amounts due to related parties. Pursuant to SFAS 157, fair value of assets and liabilities measured on a recurring basis include cash equivalents determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Foreign Currency Transactions/Balances

The Company’s functional currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars and have been nominal from inception through May 31, 2009. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock Based Compensation

The Company records employee stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is to be applied to interim and annual financial periods ending after June 15, 2009. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 became effective on November 15, 2008 following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

Note 2 - Going Concern

These financial statements have been prepared on a going concern basis, which implies Westmont will continue to realize its assets and discharge its liabilities in the normal course of business. Westmont has never generated revenue since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Westmont as a going concern is dependent upon the continued financial support from its shareholders, the ability of Westmont to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of May 31, 2009, Westmont has accumulated losses since inception. These factors raise substantial doubt regarding Westmont’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Westmont be unable to continue as a going concern.

Note 3 - Mineral Property

On March 21, 2005, the Company, through its wholly owned subsidiary, entered into a purchase agreement to acquire an undivided 100% interest in a 500 hectare mineral claim (known as the “GB1 Claim”) located in the Atlin Mining Division of British Columbia, Canada. The consideration was $3,304 (CAD$4,000) cash (paid June 24, 2005) on execution of the agreement.

During 2007, the Company staked an additional claim (known as the “GB2 Claim”) adjacent to the GB1 Claim for $146. In 2007, during the course of the Company’s strategic review of its mineral exploration operations, the Company recorded a net impairment charge of $146 (2006 - $3,304) relating to the impairment of its mineral acquisition costs, when it was determined that future undiscounted cash flows associated with these assets were insufficient to recover their carrying values. The impaired assets represent the Company’s total interest in mineral rights. These assets were written down to $0.

During the year ended May 31, 2008, the Company amalgamated the “GB1 Claim” and the “GB2 Claim” into one mineral property called the “GB1 Claim.” The newly formed “GB1 Claim” covers an area of approximately 1211 hectares, and is in good standing until March 23, 2010.

Under mineral titles legislation, the Company is required to file assessment work to keep its claims in good standing, as follows:

i)         Complete exploration work of $4CDN per hectare each year for three years, then $8CDN per hectare each year  afterwards; or

ii)        The payment of the equivalent of cash in lieu prior to March 22, 2009.

During the year ended May 31, 2009 and 2008, the Company incurred $0 and $7,579 of mineral property exploration costs. To date the Company has incurred mineral property acquisition and exploration costs of $15,460 on the GB Claims and the claims are in good standing.

Note 4 - Common Stock

a.
During the period ended May 31, 2005, the Company issued 6,035,000 shares of common stock for total cash proceeds of $16,200. During the year ended May 31, 2006, the Company issued 3,298,000 shares of common stock for total cash proceeds of $65,960.

b.	On November 21, 2008, the Company issued 17,000,000 shares of common stock at $0.001 per share to its officers as compensation for services rendered.

c.	On November 21, 2008, the Company issued 22,500,000 shares of common stock at $0.001 per share for the acquisition of Avalon International Inc. (See Note 5(a)).

d.	On February 6, 2009, the Company issued 2,000,000 shares of common stock valued at $30,081 for partial conversion of principal on a convertible note. (See Note 5(a)).

e.	On March 1, 2009, the Company issued 43,300,000 shares of common stock at $0.001 per share for the acquisition of Get2Networks, Inc. (See Note 5(b)).

f.	On May 19, 2009, the Company issued 2,500,000 shares of common stock valued at $35,550 for partial conversion of principal on a convertible note. (See Note 5(a)).

Note 5 - Convertible Notes Payable and Acquisitions

(a)	Avalon International Inc.

On November 21, 2008, Westmont acquired control of Avalon International Inc. (“Avalon”) by issuing 22,500,000 shares of Westmont common stock, which had a fair value of $22,500, for 100% of Avalon. Avalon had no assets or operations and therefore was not considered a business under EITF 98-3 “Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business”.

In connection with the acquisition of Avalon International, Westmont assumed a convertible note payable previously issued by Avalon (the “Note”) totaling $387,896, bearing interest based on Prime Rate plus 2% per annum. The Note holder has the option to convert the outstanding balance at any time to the equivalent of Twenty-Five Percent of the total issued and outstanding shares of Westmont provided the conversion would not cause Westmont to issue more shares than Westmont has authorized less the actual shares issued and obligations to issue shares under any outstanding agreement. On November 21, 2008, Westmont and the Note holder entered into an addendum convertible promissory note agreement. The amended agreement stated the conversion right is established at maximum conversion rate on the date of the amendment at 18,750,000 common shares of the Company. Westmont evaluated the embedded conversion option to determine if it was within the scope of SFAS No.133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock” (“EITF 00-19”). Westmont concluded that the conversion option should be classified as equity under SFAS 133 and EITF 00-19. Westmont also evaluated the convertible note to determine if it was within the scope of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” or EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” and determined there was no intrinsic value associated with the conversion option.

Westmont accounted for the shares issued and note payable assumed as compensation expense to the Avalon shareholders and has expensed the fair value of both as acquisition cost in the consolidated statement of expenses for the year ended May 31, 2009. On February 6, 2009 and May 20, 2009, the Company issued 2,000,000 and 2,500,000 shares of common stock, respectively to convert $30,081 and $35,550 of principal on the convertible note.

(b)	Get2Networks, Inc.

On March 1, 2009, Westmont acquired all of the outstanding common shares of Get2Networks, Inc. (“Get2Networks”), in exchange for 43,300,000 shares of Westmont’s common stock which had a fair value of $43,300. The acquisition has been accounted for using the purchase method with Westmont identified as the acquirer and the business acquired recorded at estimated fair value.

The allocation of the purchase price is summarized below:

Fair value of Get2Networks, Inc. net assets acquired

Prepaid expenses	$67,467
Intangible assets - software	209,056
Accounts payable and accrued liabilities	(690)
Due to related parties	(171,923)
Convertible note payable	(56,358)

Paid by issue of 43,300,000 Westmont common shares	$43,300

As result of the acquisition the Company acquired $67,467 of prepaid expenses which represents a retainer paid to a consulting firm for future services. The Company also assumed liabilities of $171,923 which represent outstanding balances due to company officers and a convertible note payable with a fair value of $56,358 at the date of acquisition. After reflecting the purchase adjustments, the excess of the purchase consideration over the fair value of Get2Networks’ assets and liabilities at March 1, 2009, has been allocated in full to the intangible assets - software. The software acquired is a provider of automated communications which enables businesses to engage in dynamic conversations to acquire, care for, grow and retain customers.

The following table reflects selected unaudited Proforma financial information as if the acquisition of Get2Networks had occurred June 1, 2007.

	For the Fiscal Year Ended
	5/31/2008	5/31/2009
Revenue	$48,821	$36,197
Net Loss	$(118,204)	$(553,577)
Net loss per share	$(0.01)	$(0.01)

In connection with the acquisition of Get2Networks, Westmont assumed a convertible note payable previously issued by Get2Networks (the “Note”) totaling $57,208 (March 1, 2009 (date of acquisition) - $56,358, bearing interest of 6% per annum. The Note holder has the option to convert the outstanding balance at any time after April 1, 2010, into shares of common stock of Get2Networks on a 20% discount to market price on the day of conversion.

Note 6 - Intangible Assets

On March 1, 2009 when Westmont acquired Get2Networks, Westmont accounted for the acquisition using the purchase method accounting for business combination. The purchase price associated with the acquisition exceeded the fair value of net assets by $209,056, of which all was assigned to software.  As of May 31, 2009, the software has not been placed in service by Westmont.

An impairment analysis was completed as of May 31, 2009 and it was determined that no impairment was necessary.

Note 7 - Convertible Preferred Stock

On February 16, 2009, Westmont issued 3,000,000 preferred shares to its board of directors for services provided to the Company. These preferred shares have 160 votes per share, and convert into 160 shares of Common stock each. Westmont estimated the fair value of the preferred shares at the date of issuance to be $3,000 and charged this amount as compensation expense in the consolidated statement of expenses. Westmont evaluated the embedded conversion option to determine if it was within the scope of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s own Stock”. Westmont concluded that the conversion option should be classified as equity under SFAS 133 and EITF 00-19. Westmont also evaluated the convertible preferred shares to determine if it was within the scope of EITF 98-5 or EITF 00-27 and determined there was intrinsic value of $3,000 associated with the conversion option.  The $3,000 was fully amortized and has been reflected in the consolidated statement of expenses as a deemed dividend for the year ending May 31, 2009 as there was no redemption period for the preferred stock.

Note 8 - Related Party Balances and Transactions

As of May 31, 2009 and 2008, directors of the Company are owed for expenses they paid on behalf of the Company in the amount of $224,605 and $11,046 respectively. The advances made by Bruce Fischer, the Company CEO and Andrew Jarvis, a company Director are unsecured, non-interest bearing and have no specified terms of repayment. The advance made by Sally Vilardi and Glenn McQuiston, the Company President and  Director are secured and bear an annual interest rate of 8% and are due on demand.

Note 9 - Income Taxes

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

	2009	2008

Deferred income tax asset due to net operating losses	$(60,364)	$(42,674)

Valuation allowance	60,364	42,674

Income tax provision	$–	$–

As of May 31, 2009, the Company had net operating loss carry-forwards of approximately $240,000, which expires twenty years after incurred. The potential benefit of Company's net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.  Some portion of the Company’s net operating loss may be limited under IRS SEC 382 due to the change of control transactions in fiscal 2009.

Note 10 – Subsequent Events

The company evaluated subsequent events through October 16, 2009 which is the filing date.

ITEM 9.                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A                         CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

 The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2009. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of May 31, 2009, the Company’sdisclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after May 31, 2009. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Our internal controls were not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management report in this annual report.

Management’s Report on Internal Control Over Financial Reporting

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer and lack of segregation of duties. In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee to monitor or review the work performed. The lack ofsegregation of duties results from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

Changes in Internal Controls over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended May 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

ITEM 9B.                         OTHER  INFORMATION.

None.

PART III

ITEM 10.                  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their ages and titles as of October 16, 2009 are as follows:

Name of Director	Age	Position
Peter Lindhout	56	Chairman of the Board and President
Bruce E. Fischer	46	Chief Executive Officer and Managing director
Glenn McQuiston	55	Chief Financial Officer, Treasurer, Secretary and a director
Lawrence Grella	42	Director

Peter Lindhout – Chairman of the Board and President.  Mr. Lindhout served as our Chairman of the Board, President and Chief Executive Officer beginning on October 22, 2008.  On November 21, 2008, he was replaced as Chief Executive Officer by Bruce E. Fischer.  Mr. Lindhout became a Managing Partner of Cumbuco Beach LLC in 2003 where he has shared responsibility for overseeing all aspects of its Merchant Banking operations with Mr. King.  Mr. Lindhout was named President of Qualico Capital Corporation in January 2006 and continues to serve in such capacity. From April 2007 to present, Mr. Lindhout has served as a director of OBN Holdings, Inc., a publicly traded company involved in a variety of industries, including entertainment, real estate and manufacturing.  From May 2007 to present, Mr. Lindhout has served as a director of Master Distribution Systems, Inc., a publicly traded company  involved in a variety of industries, including entertainment, real estate and manufacturing.

Bruce E. Fischer – Managing Director and Chief Executive Officer.  Dr. Fischer became our Managing Director and Chief Executive Officer and a member of the Board of Directors on November 21, 2008.  Dr. Fischer joined Avalon Group Ltd, in 1996 as its Managing Director and continues to serve in such capacity with responsibilities for overseeing all aspects of its multi-national agricultural development business.  Dr. Fischer co-founded Land and Sea Development Company in 1997; Land and Sea Development Foundation in 2003; Jasper Agro-Development SA in 1999; TerraSolve Inc in 2000; Land and Sea Development LLC in 2003; US BioFuels Inc. in 2000; Thai-Tea Ltd in 2004; Israeli Agro-Investment Services Ltd in 2006; Negev Agro Inc in 2005; Negev Agro LP in 2005; Negev Agro 2 LP in 2006; GSF Ltd in 2003; Expedition Leaders Inc in 2003; Avalon International Inc in 2005 and Anviron Corporation in 2007.  From March 2008 to present, Dr. Fischer has also served as the Managing Director of Anviron Holding Company, a publicly traded Company involved in the manufacturing of organic products for the agriculture industry.  Dr. Fischer received a BS in Accounting and BS in Geology from Long Island University. He also received his PhD in Environmental Engineering in post graduate studies.

Glenn R. McQuiston – Chief Financial Officer, Treasurer and a Director.  Mr. McQuiston served as an officer and director of the Westmont Resources, Inc. from November 21, 2008 until March 1, 2009, at which time he resigned as a director.  Effective March 26, 2009, he rejoined the Board of Directors.  Mr. McQuiston was appointed a Director of Anviron Holdings, Inc. in March, 2008. Mr. McQuiston is a founder and CEO of Resort Society, Inc. a luxury tour company established in May, 2008. Since 2002, Mr. McQuiston has served as CEO of Integrated Trading, Inc, doing business as Get2Networks a technology based marketing services company. From 2003 to 2005, Mr. McQuiston also served as CEO of Expedition Leaders, a company engaged in the tour and cruise business. Previously, from 1991 through 2001 Mr. McQuiston served as the CEO of Society Expeditions International, a multi-national leading luxury adventure cruise and tour operator. Mr. McQuiston is a member in good standing of the Washington State Bar Association. Mr. McQuiston graduated cum laude from Seattle University School of Law in 1980. Previously he received a Masters in International Business from The Garvin Graduate School of International Management (Thunderbird).

Lawrence Grella – Director.  Mr. Grella was named a Director on March 26, 2009.   From June 2008 through March 2009, Mr. Grella served as Chief Operating Officer of Wincare LLC and MIT LLC, leading providers of technology solutions to the long-term health care market, both located in Medford, Oregon.  In February 2003, Mr. Grella founded EPIC LLC, a leading provider of technology solutions in the RFID marketplace. EPIC's solutions include custom software applications for asset management and inventory tracking, specialized installations of data capture equipment and middleware applications. Mr. Grella acted as President and CEO of EPIC and over the last five years grew the company from “business plan” to multimillion dollar revenues and profitability. Significant clients utilizing EPIC products include Lithia Motors, Safeway, Federated Department Stores, Ash Grove Cement, Nucor Yamato Steel and Morton Salt among others. Mr. Grella received his Bachelor of Arts in Biology from Long Island University.

Term of Office

Members of our board of directors are appointed to hold office until the next annual meeting of our stockholders or until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the provisions of the Nevada Revised Statutes. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

Our mining industry segment has no employees and utilizes contracts with 3rd parties when needed.

Our technology industry segment has 4 employees.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our board of directors.

Audit Committee Financial Expert

Not applicable as we do not presently have an audit committee.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended May 31, 2009, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.                         EXECUTIVE COMPENSATION.

Summary Compensation Table

We did not pay any compensation to our executive officers and director during the fiscal year ended May 31, 2009, except for the issuance of Series A preferred stock on May 8, 2009 to certain existing and former officers and directors, as follows:

			Shares of Series A
			Preferred Stock
Name	Title	Awarded	Value Per Share

Bruce E. Fischer	Managing Director/CEO	1,500,000	$0.001
Peter Lindhout	Chairman of the Board/President	500,000	$0.001
Andrew Jarvis	Secretary and a director (until 10/13/09)	500,000	$0.001
Javan King	Director (until 3/01/09)	500,000	$0.001

 Outstanding Equity Awards At Fiscal Year-End

As at May 31, 2009, we did not have any outstanding equity awards.

Employment Contracts

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or other employees.

ITEM 12.                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 13, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

The following tables sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 13, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our directors, and (iii) our named executive officers.

Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Dr. Bruce E. Fischer Managing Director and Chief Executive Officer 1100 Dexter Avenue N. Seattle, WA 98109	32,200,000(2) Indirect	32.12%
Common Stock	Glenn McQuiston Treasurer, Chief Financial Officer and Director 1100 Dexter Avenue N. Seattle, WA 98109	11,950,000(3) Indirect	11.99%
Common Stock	Peter Lindhout Chairman of the Board and President 110 Wall St., 11th Floor New York, NY 10005	7,500,000 Direct	7.53%
Common Stock	Lawrence Grella 2901 Powderhorn Eugene, OR 97408	10,825,000(4) Indirect	10.86%
Common Stock	All Directors and Executive Officers as a Group (44 persons)	80,799,000	81.09%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Series A Preferred Stock
Series A Preferred Stock	Dr. Bruce E. Fischer Managing Director and Chief Executive Officer 1100 Dexter Avenue N. Seattle, WA 98109	1,500,000 Direct	50.00%
Series A Preferred Stock	Peter Lindhout Chairman of the Board and President 110 Wall St., 11th Floor New York, NY 10005	500,000 Direct	16.66%
Series A Preferred Stock	Andrew Jarvis Former Secretary and former Director 155 108th Avenue NE Suite 150 Bellevue, WA 98004	500,000 Direct	16.66%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Stock (1)
5% STOCKHOLDERS
Common Stock	Dr. Bruce Fischer Managing Director and Chief Executive Officer 1100 Dexter Avenue N. Seattle, WA 98109	32,200,000(2) Indirect	32.12%
Common Stock	Alpha-Omega Tech Group, Inc. 1100 Dexter Avenue N. Seattle, WA 98109	43,300,000 Direct	43.45%
Common Stock	F&M, Ltd. 1100 Dexter Avenue N. Seattle, WA 98109	22,500,000 Direct	22.58%
Common Stock	Peter Lindhout Chairman of the Board and President 110 Wall St., 11th Floor New York, NY 10005	7,500,000 Direct	7.53%
Common Stock	Andrew Jarvis Former Secretary and former Director 155 108th Avenue NE Suite 150 Bellevue, WA 98004	7,500,000 Direct	7.53%
Common Stock	Sally Vilardi P. O. Box 267 Kirkland, WA 98083	10,825,000(3) Indirect	10.86%
Common Stock	Lawrence Grella 2901 Powderhorn St. Eugene, OR 97408	10,825,000(4)	10.86%
Common Stock	Glenn McQuiston Treasurer, Chief Financial Officer and Director P. O. Box 267 Kirkland, WA 98083	11,950,000(5) Indirect	11.99%
Common Stock	Javan King Former Director 110 Wall St., 11th Floor New York, NY 10005	7,500,000 Direct	7.53%
Series A Preferred Stock	Dr. Bruce Fischer Managing Director and Chief Executive Officer 1100 Dexter Avenue N. Seattle, WA 98109	1,500,000 Direct	50.00%
Series A Preferred Stock	Peter Lindhout Chairman of the Board and President 110 Wall St., 11th Floor New York, NY 10005	500,000 Direct	16.66%
Series A Preferred Stock	Andrew Jarvis Former Secretary and former Director 155 108th Avenue NE Suite 150 Bellevue, WA 98004	500,000 Direct	16.66%
Series A Preferred Stock	Javan King Former Director 110 Wall St., 11th Floor New York, NY 10005	500,000 Direct	16.66%

Notes:

(1) Based on 96,633,000 shares of our common stock issued and outstanding as of October 13, 2009. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 12, 2009.

(2) Dr. Bruce Fischer is the Managing Director of both F&M, Ltd., a Nevada corporation,, and The Avalon Group, Inc., a Nevis corporation, which has a Ninety-five percent (95%) ownership interest in F&M, Ltd.  The Avalon Group, Inc. also has a Twenty-five percent (25%) interest in Alpha-Omega Technology Group, Inc.  Dr. Fischer’s indirect holdings reflect these beneficial interests, through the ownership interests of The Avalon Group, Inc., in both F&M, Ltd. and Alpha-Omega Technology Group, Inc.

(3)  Sally Vilardi has a Twenty-five percent (25%) interest in Alpha Omega Tech Group, Inc., which owns 43,300,000 shares.

(4)  Lawrence Grella has a Twenty-five percent (25%) interest in Alpha Omega Tech Group, Inc., which owns 43,300,000 shares.

(5)  Glenn McQuiston has a Five percent (5%) ownership interest in F&M, Ltd., a Nevada corporation, which owns 22,500,000 shares of the Company’s common stock.  Mr. McQuiston also has a Twenty-five percent (25%) interest in Alpha Omega Tech Group, Inc., which owns 43,300,000 shares.

CHANGE IN CONTROL

There is no intent or plan for a change of control.

ITEM 13.                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

In addition, we purchased the JB 1 Claim (now known as the GB Claims) from Mr. Jarvis at a cost of $4,000 CDN (approximately $3,738 USD) in March 2005. Title to the GB Claims is currently held in the name of Mr. Jarvis for the benefit of our wholly owned subsidiary, Norstar Explorations Ltd.

On March 1, 2009, we closed a transaction whereby we acquired all of the capital stock of Get2Networks, Inc.  At the time of the transaction, Glenn McQuiston, our Chief Financial Officer and a director, was a principal officer of Get2Networks and owned a Twenty-five percent interest in Alpha-Omega Technology, Inc. which was the sole owner of Get2Networks, Inc.

On February 16, 2009, we issued shares of Series A Preferred Stock as compensation to certain officers and directors, as follows:  Peter Lindhout, Chairman of the Board and President (500,000 shares); Bruce E. Fischer, Managing Director, CEO and a director (1,500,000 shares); Andrew Jarvis, Secretary and a director (500,000 shares) and Javan King, a director until March 1, 2009 (500,000 shares).  The aggregate of 3,000,000 shares was valued at $3,000.

ITEM 14.                         PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended May 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2009	Year Ended May 31, 2008
Audit Fees	$21,000	$22,156
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$21,000	$22,156

PART IV

ITEM 15.                      EXHIBITS.

Exhibit
Number	Description of Exhibits	Location

3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 as filed with the Securities & Exchange Commission on October 13, 2006, as subsequently amended.

3.2	Bylaws, as amended.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 as filed with the Securities & Exchange Commission on October 13, 2006, as subsequently amended.

21.1	List of Subsidiaries.	Included herein.

31.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included herein.

31.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included herein.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herein.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMONT RESOURCES, INC.

Date:	October 16 , 2009	By:	/s/ Dr. Bruce E. Fischer
DR. BRUCE E. FISCHER Managing Director, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 16, 2009	By:	/s/ Dr. Bruce E. Fischer
DR. BRUCE E. FISCHER
Chief Executive Officer
and Managing Director (Principal Executive Officer)

Date:	October 16, 2009	By:	/s/ Glenn McQuiston
GLENN MCQUISTON
Chief Financial Officer, Treasurer and Director (Principal Accounting Officer)