Form 10-Q
period 2009-08-31
WESTMONT RESOURCES INC.
filed 2009-10-20
CIK 1377963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] (Do not check if a smaller reporting company)	Non-accelerated filer [ ] Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 20, 2009, the Issuer had 96,633,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Westmont Resources Inc.
(An Exploration Stage Company)
August 31, 2009

Index
Consolidated Balance Sheets as of August 31, 2009 and May 31, 2009 (Unaudited);	F-1
Consolidated Statements of Expenses for the three months ended August 31, 2009 and 2008 and for the period from inception on November 16, 2004 to August 31, 2009 (Unaudited);	F-2
Consolidated Statements of Cash Flows for the three months ended August 31, 2009 and 2008 and for the period from inception on November 16, 2004 to August 31, 2009 (Unaudited);	F-3
Notes to the Consolidated Financial Statements (Unaudited)	F-4

Westmont Resources Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	August 31,	May 31,
	2009	2009
	$	$
ASSETS

Current Assets

Cash	4	146
Prepaid expenses	10,319	10,319

Total Current Assets	10,323	10,465

Software, not yet in service	209,056	209,056

Total Assets	219,379	219,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Bank indebtedness	22	–
Accounts payable and accrued liabilities	95,407	40,920
Convertible notes payable	394,531	389,256
Due to related parties	228,054	224,605

Total Liabilities	718,014	654,781

Stockholders’ Deficit

Convertible preferred stock, 25,000,000 shares authorized, $0.001 par value, 3,000,000 shares issued and outstanding	3,000	3,000

Common stock, 775,000,000 shares authorized, $0.001 par value, 96,633,000 shares issued and outstanding	96,633	96,633

Additional Paid-in Capital	133,958	133,958

Deficit Accumulated During the Exploration Stage	(732,226)	(668,851)

Total Stockholders’ Deficit	(498,635)	(435,260)

Total Liabilities and Stockholders’ Deficit	219,379	219,521

The accompanying notes are an integral part of these consolidated financial statements

Westmont Resources Inc.
(An Exploration Stage Company)
Consolidated Statements of Expenses
(Unaudited)

	For the	For the	Period from
	Three Months	Three Months	November 16, 2004
	Ended	Ended	(Inception) through
	August 31,	August 31,	August 31,
	2009	2008	2009
	$	$	$
Expenses

General and administrative	54,568	10,952	297,969
Loss on acquisition	–	–	410,396
Mining expenses	–	–	15,460

Total expense	54,568	10,952	723,825

Other (income)/expense
Donated management services	–	–	(14,500)
Interest expense	8,807	–	22,901

Net Loss	(63,375)	(10,952)	(732,226)

Deemed dividend to preferred shareholders	–	–	(3,000)

Net loss available to common shareholders	(63,375)	(10,952)	(735,226)

Net Loss Per common share – Basic and Diluted	(0.00)	(0.00)	N/A

Weighted Average Shares Outstanding	96,633,000	9,333,000	N/A

The accompanying notes are an integral part of these consolidated financial statements

Westmont Resources Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	Period from November 16, 2004 (Inception) Through
	August 31,	August 31,	August 31,
	2009	2008	2009
	$	$	$

Operating Activities

Net loss	(63,375)	(10,952)	(732,226)

Adjustment to reconcile net loss to net cash used
in operating activities:

Common shares issued for services	–	–	39,500
Preferred shares issued for services	–	–	3,000
Note payable assumed for services	–	–	387,896

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	–	–	57,148
Accounts payable and accrued liabilities	59,784	(880)	106,395

Net Cash Used in Operating Activities	(3,591)	(11,832)	(138,287)

Financing Activities

Proceeds from issuance of common stock	–	–	82,160
Net advances from (repayments to) related party	3,449	15,383	56,131

Net Cash Provided by Financing Activities	3,449	15,383	138,291

(Decrease) Increase In Cash	(142)	3,551	4

Cash – Beginning of Period	146	33	–

Cash – End of Period	4	3,584	4

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash investing and financing activities:
Common stock for partial conversion of convertible note	–	–	65,631
Net assets acquired from Get2Networks	–	–	43,300

The accompanying notes are an integral part of these consolidated financial statements

Westmont Resources Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2009
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements of Westmont Resources Inc. (“Westmont”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Westmont’s audited 2009 annual financial statements and notes thereto contained in Westmont’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Westmont’s fiscal 2009 financial statements have been omitted.

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

These financial statements have been prepared on a going concern basis, which implies Westmont will continue to realize its assets and discharge its liabilities in the normal course of business. Westmont has never generated revenue since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Westmont as a going concern is dependent upon the continued financial support from its shareholders, the ability of Westmont to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of August 31, 2009, Westmont has accumulated losses since inception. These factors raise substantial doubt regarding Westmont’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Westmont be unable to continue as a going concern.

3.	Acquisition of Get2Networks, Inc.

a.	Get2Networks, Inc.

On March 1, 2009, Westmont acquired all of the outstanding common shares of Get2Networks, Inc. (“Get2Networks”), in exchange for 43,300,000 shares of Westmont’s common stock with a fair value of $43,300. The acquisition was accounted for using the purchase method with Westmont identified as the acquirer and the business acquired recorded at estimated fair value.

The allocation of the purchase price is summarized below:

Fair value of Get2Networks, Inc. net assets acquired

Prepaid expenses	$67,467
Intangible assets – software	209,056
Accounts payable and accrued liabilities	(690)
Due to related parties	(171,923)
Convertible note payable	(56,358)

Paid by issue of 43,300,000 Westmont common shares	$43,300

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

The following table reflects selected unaudited Proforma financial information as if the acquisition of Get2Networks had occurred June 1, 2008.

8/31/2008
Revenue	$0
Net Loss	$(10,952)
Net loss per share	$(0.00)

4.	Related Party Balances and Transactions

As of August 31, 2009 and May 31, 2009, directors of the Company are owed for expenses they paid on behalf of the Company in the amount of $228,054 and $224,605 respectively. The advances made by Bruce Fischer, the Company CEO and Andrew Jarvis, a company Director are unsecured, non-interest bearing and have no specified terms of repayment. The advance made by Sally Vilardi and Glenn McQuiston, the Company President and Director are secured and bear an annual interest rate of 8% and are due on demand.

5.	Subsequent Events

The company evaluated subsequent events through October 20, 2009 and determined there were none requiring disclsoure.

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

Mining Industry Segment

We currently own a 100% undivided interest in one mineral property, the “GB 1 (Tenure  #601482), GB 2 (Tenure #601483) and GB 3 (Tenure #601484) Claims”, located in the Province of British Columbia, Canada, that we have previously called the “JB 1 Claim” and the “JB 2 Claim”. During the year ended May 31, 2009, the Company restaked  the JB 1 Claim and the JB 2 Claim into the GB 1, GB 2 and GB 3 mineral properties, (collectively the “GB Claims”).  The GB Claims are located in northwestern British Columbia, approximately 31 miles south of the town of Atlin. Due to restrictions set by the Province of British Columbia on the ownership of mineral claims, title to the GB Claims is currently held by our wholly owned subsidiary, Norstar Explorations Ltd., a British Columbia company. During the next 12 months we intend to continue to conduct mineral exploration activities on the GB Claims in order to assess whether it possess deposits of copper, silver and gold capable of commercial extraction.

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

The Mineral Tenure Act requires that a holder of title to mineral claims must spend at least $4.00 CDN (approximately $3.84 US) per hectare per year in order to keep the property in good standing. The GB Claims consist of an area of approximately 1211.62 hectares. As such, our annual fee with respect to the GB Claims is expected to be $4,846CDN in the coming three years (approximately $4,648US) and  thereafter $9,692 CDN (approximately  $9,230 US) each year.  The GB Claims are currently in good standing until March 22, 2010.

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

Technology Industry Segment

Get2Networks, inc., a Washington corporation, has two (2) brand lines, i.e., Get2Networks (“2n”) and Your2ndVoice (“Y2V”)

g2n provides a media services platform which delivers automated voice calling to businesses in the health and personal care, automotive, financial, hospitality, non-profit, and relationship marketing sectors. This automated solution provides brand consistency with each message and is a cost-effective way to deliver mission critical information. The system has been effectively used by premier brands.

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

Market

g2n' serves a large, existing market, with significant growth fueled by major PMS (practice management) and BMS (business management software) taking their products online.

1.	Banks and Credit Card Companies
•	Save customers time and money through the rapid intervention of alert notifications for unauthorized debits, account activity including fraud or identity theft.
2.	Medical and Personal Care
•	Improve customer satisfaction while improving productivity with customer selected reminders and treatment plan notifications for the entire family.
3.	Automotive
•	Cut expenses and increase profits with automated reminders, and interactive confirmations reducing no-show spots.

Vertical Industry Applications
•	Automotive
•	Financial
•	Health & Fitness
•	Medical and Dental
•	Salon & Spa
•	Travel

Cross-Industry Applications
•	Accounts
•	Appointments
•	Collections
•	Promotions

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

•	get2appointments - Real-time reminders for customers and patients
•	get2markets - Instant access to target market
•	get2members - Up-to-the-minute communication with special-interest group

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

Overview

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results for the three months ended August 31, 2009 and changes in financial condition from May 31, 2009. The following discussion should be read in conjunction with Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K filed on October 16, 2009.

We are a company with several subsidiaries diversified across a broad range of industry segments.  Our original subsidiary, Norstar Explorations Ltd., is in the business of the acquisition and exploration of mineral properties.  The claims formerly known as the JB1 Claim, which is located in the Province of British Columbia, Canada registered with the Ministry of Mines tenure number 578808 covering an area of approximately 1211 hectares, expired on March 22, 2009. On March 23, 2009, we re-staked the exact property in 3 separate mineral claims:  GB1 (tenure number 601482), GB2 (tenure number 601483), and the GB3 (tenure number 601484).  We own a 100% undivided beneficial interest in the GB1, GB2 and GB3 mineral claims and the property is in good standing until March 22, 2010.  Due to the expiration of Norstar Explorations' FMC (Free Miners Certificate) and restrictions set by the Province of British Columbia on the ownership of mineral claims, title to the GB1, GB2 and GB3 claims is currently held in the name of our Secretary, Andrew Jarvis, holder of a valid British Columbia FMC, for the benefit of our wholly owned subsidiary, Norstar Explorations Ltd., a British Columbia company.

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

Phase	Exploration Program	Cost	Status
Phase I	Review historic data for initial evaluation in the field; geochemical sampling and reconnaissance work; analyses of rock samples and stream sediment and soil samples.	$4,320	Completed in the Spring of 2007.
Phase II	Satellite imagery and computer driven software programs to provide base maps and structural studies of the JB 1 Claim.	$7,420	Completed in Fall of 2007.
Phase III	Continue surveys and conduct sampling work; trenching and drilling; continue assessment; helicopter-supported grid preparation and magnetometer and electromagnetic survey.	$25,000	Expected to be completed in 2010.

Work on Phase I of our exploration program was completed in the Spring of 2007 and consisted of a very limited program of geochemical stream sediment and rock sampling. The results of Phase I did not indicate any geologically anomalous values. However, acting on the recommendations of our consulting geologist we decided to proceed with Phase II of our exploration program.

Phase II of our exploration program was completed in the Fall of 2007. Surveys and geological mapping was undertaken using aerial and satellite imagery to provide base maps and structural studies on our Claim. We attempted to have rock and soil samples taken and analyzed, however, due to inclement weather conditions we were unable to access the property. Based on a review of the satellite imagery we obtained of the Claim, our consulting geologist has recommended that we proceed with Phase III of our exploration program. Phase III of our exploration program is expected to consist of rock and soil sampling with a proposed budget of $25,000. We hope to engage consultants to visit the area of  the GB Claims to conduct Phase III of our exploration program in 2010.

As of August 31, 2009, we had cash on hand of $4 and a working capital deficit of $707,691. We do not currently have sufficient cash to pay for the anticipated costs of Phase III of our exploration program and meet the anticipated costs of operating our business for the next twelve months. In addition, there are no assurances that the actual costs of completing our exploration program will not exceed our estimates of those costs. We currently do not have any arrangements for additional financing.

Avalon International, Inc. plans to continue searching for suitable bio-fuel projects and project management work, as well as global environmental engineering consulting work.

Get2Networks, Inc. plans to further develop its customer base and sales volume, as well as continue to build upon its line of products and services with capital needs of $150,000 over the next 12 months.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,000
Office Expenses	$15,000
Mineral Property Exploration Expenses	$25,000
TOTAL	$60,000

RESULTS OF OPERATIONS

Three Months Summary

	Three	Three
	Months	Months	Percentage
	Ended	Ended	Increase /
	August 31, 2009	August 31, 2008	(Decrease)
Revenue	Nil	Nil	n/a
Expenses	$(54,568)	$(10,952)	398%
Net Income (Loss)	$(54,568)	$(10,952)	398%

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

Get2Networks, Inc., our most recent acquisition, has not earned any revenue to date. We do not anticipate earning revenues until the software is completely developed.

Avalon International, Inc. has not earned any revenues since being acquired by the Company in late, 2008. We cannot provide any assurance whether or not they will earn any revenues going forward. The bio-fuel segment of the energy industry is currently experiencing a downturn in pricing and demand.

Operating Expenses

Our general and administrative expenses increased $43,616 from $54,568 during the three months ended August 31, 2009 to $10,952 during the three months ended August 31, 2008. This increase in general and administrative expenses was primarily due to an increase in professional fees and consulting expense for Get2Networks. Professional fees consisted of accounting and legal expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.

We anticipate our operating expenses will increase significantly as we proceed with our exploration program of the GB1, GB2 and GB3 claims.  In addition, our newly acquired subsidiaries will incur operating expense in the development and expansion of their respective businesses.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At August 31, 2009	At May 31, 2009	Increase / (Decrease)
Current Assets	$10,323	$3,764	174%
Current Liabilities	718,014	54,482	1,218%
Working Capital (Deficit)	$(707,691)	$(50,718)	1,295%

Cash Flows
	From Inception (November 16, 2004) to August 31, 2009	Three Months ended August 31, 2009	Three Months ended August 31, 2008
Cash Flows Used in Operating Activities	$(138,287)	$(3,591)	$(11,832)
Cash Flows Used in Investing Activities	-	-	-
Cash Flows From Financing Activities	$138,291	$3,449	15,383
Net Increase/Decrease in Cash During Period	$4	$(142)	$3,551

The increase in our working capital deficit at August 31, 2009, are primarily a result of the increase in convertible note payable which were assumed during the acquisition of Avalon and G2N , and from the fact that we had no revenue or sources of financing during the quarter ended August 31, 2009.

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

(B)  Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's last fiscal year covered by this report required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, the Company has determined that the addition of a new President and a new Chief Financial Officer have had a material effect, and will have an ongoing material affect, on the quality and effectiveness of the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

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

Dated: October 20, 2009	WESTMONT RESOURCES, INC.

By: /s/ Bruce E. Fischer
Bruce E. Fischer, Chief Executive Officer