Form 10-Q
period 2009-11-30
WESTMONT RESOURCES INC.
filed 2010-01-14
CIK 1377963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of January 14, 2009, the Issuer had 1,932,660 Shares of Common Stock outstanding and 90,000 Shares of Preferred Class A Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Westmont Resources Inc.

(A Development Stage Consolidated Group of Companies)

November 30, 2009

Consolidated Balance Sheets as of November 30, 2009 and May 31, 2009 (Unaudited)	F-1
Consolidated Statements of Expenses for the three and six months ended November 30, 2009 and 2008 and from Inception through November 30, 2009 (Unaudited)	F-2
Consolidated Statements of Cash Flows as of November 30, 2009, November 30, 2008 And from Inception through November 30, 2009 (Unaudited)	F-3
Notes to the Consolidated (Unaudited) Financial Statements	F-4

Westmont Resources Inc.
Consolidated Balance Sheet (Unaudited)
(A Development Stage Company)

	November 30, 2009	May 31, 2009
ASSETS
Current Assets
Cash	$2,541	$146
Prepaid Expenses	10,319	10,319
Total Current Assets	12,860	10,465
Software	209,056	209,056
TOTAL ASSETS	$221,916	$219,521

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts Payable	$151,038	$40,920
Convertible Notes Payable	448,845	389,256
Due to Related Parties	183,117	224,605
TOTAL LIABILITIES	783,000	654,781
STOCKHOLDERS’ DEFICIT

Convertible preferred stock, 25,000,000 shares authorized, with par value of $0.001. 90,000 shares issued and outstanding	90	60
Common stock, 775,000,000 common shares authorized with a par value of $0.001, 1,932,660 common shares issued and outstanding.	1,933	1,933
Paid-In Capital	233,068	231,598
Deficit Accumulated during the Exploration Stage	(796,175)	(688.851)
Total Stockholders’ Deficit	(561,084)	(435,260)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$221,916	$219,521

(The accompanying notes are an integral part of these consolidated unaudited financial statements)

Westmont Resources Inc.
Consolidated Statement of Operations (Unaudited)
(A Development Stage Company)

					Period from
	For the three months ended	For the three months ended	For the six months ended	For the six months ended	November 16, 2004 (Inception) Through
	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008	November 30, 2009
Expenses
General and Administrative	$54,053	$454,295	$108,621	$465,247	$352,022
Loss on Acquisition	-	-	-	-	410,396
Mining Expenses	-	-		-	15,460
Total Expenses	54,053	454,295	108,621	465,247	777,878

Other Expense
Donated Management Services	-	-	-	-	(14,500)
Interest Expense	9,896	-	18,703	-	32,797
Net Loss	(63,949)	(454,295)	(127,324)	(465,247)	(796,175)

Deemed dividend to Preferred Shareholders	(1,500)		-	-	(4,500)

Net Loss Available to Common Shareholders	$(65,449)	$(454,295)	$(128,824)	$(465,247)	$(800,675)

Net Loss Per Common Share - Basic and Diluted	$(0.03)	$(0.51)	$(0.07)	$(0.63)	N/A

Weighted Average Shares Outstanding	1,932,660	899,000	1,932,660	738,000	N/A

(The accompanying notes are an integral part of these consolidated unaudited financial statements)

Westmont Resources Inc.
Consolidated Statement of Cash Flows (Unaudited)
(A Development Stage Company)

			Period from
	For the six months ended	For the six months ended	November 16, 2004 (Inception) Through
	November 30, 2009	November 30, 2008	November 30, 2009
OPERATING ACTIVITIES
Net loss	$(127,324)	$(465,247)	$(796,175)
Adjustments to reconcile net loss to net cash used in operating activities
Common shares issued for services	-	39,500	39,500
Preferred shares issued for service	1,500	-	4,500
Note payable assumed for services	-	401,997	387,896
Changes in operating assets and liabilities:
Accounts Payable	121,279	820	167,890
Prepaid expenses	-	-	57,148
Net cash used in Operating Activities	(4,545)	(22,930)	(139,241)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	82,160
Net advance from related parties	6,940	26,064	59,622
Net cash provided by Financing Activities	6,940	26,064	141,782
Net change in cash for period	2,395	3,134	2,541
Cash at beginning of period	146	33	-
Cash at end of period	$2,541	$3,167	$2,541

Non-cash investing and financing activities
Common stock for partial conversion of convertible note	$-	$-	$65,631
Net assets from Get2Networks	$-	$-	$43,300
Conversion of advances to convertible note	$48,428	$-	$48,428
Reverse stock split 50:1	$97,640	$-	$97,640

(The accompanying notes are an integral part of these consolidated unaudited financial statements)

Westmont Resources Inc.
(A Development Stage Company)
Notes to the Consolidated Unaudited Financial Statements

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

On March 9, 2005, the Company formed a wholly owned subsidiary, known as Norstar Explorations Ltd. (“Norstar”), a company incorporated in British Columbia, Canada.

On November 21, 2008, the Company entered into a Share Purchase Agreement whereby the Company acquired all the issued and outstanding shares of common stock of Avalon International Inc. (“Avalon”), a Washington corporation, in exchange for 450,000 split-adjusted shares of common stock of the Company.

On March 1, 2009, the Company entered into a Share Purchase Agreement whereby the Company acquired all the issued and outstanding shares of common stock of Get2Networks, Inc. (“Get2Networks”), a Nevada corporation, in exchange for 866,000 split-adjusted shares of common stock of the Company.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from the date of inception (Norstar); and from the date of acquisition (Avalon and Get2Networks). All significant inter-company balances and transactions have been eliminated on consolidation.

2.           Going Concern

These financial statements have been prepared on a going concern basis, which implies Westmont will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. As of November 30, 2009, Westmont has accumulated a loss carry over since inception.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is intending to fund its initial operations by way of issuing Founders' shares and entering into a private placement offering.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Westmont be unable to continue as a going concern.

3.           Capital Stock

On October 26, 2009, the Company affected a 50:1 reverse stock-split of its issued and outstanding common stock and convertible preferred stock. All per share amounts have been retroactively restated to reflect the reverse stock-split.

4.           Convertible Preferred Stock

On October 18, 2009, Westmont issued 30,000 split-adjusted preferred shares to Alpha-Omega Tech Group, Inc for services provided to the Company. These preferred shares have 160 votes per share, and each share is convertible at the option of the holder at any time following the second year anniversary of the issuance into 160 shares of Common stock. Westmont estimated the fair value of the preferred shares at the date of issuance to be $1,500 and charged this amount as compensation expense in the consolidated statement of expenses. Westmont evaluated the embedded conversion option to determine if it was within the scope of ASC 815-15 “Accounting for Derivative Instruments and Hedging Activities (Embedded Derivatives)” and ASC 815-15 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s own Stock”. Westmont concluded that the conversion option should be classified as equity under ASC 815-15. Westmont also evaluated the convertible preferred shares to determine if it was within the scope of ASC 470-20 and determined there was intrinsic value of $1,500 associated with the conversion option.  The $1,500 was fully amortized and has been reflected in the consolidated statement of expenses as a deemed dividend for the six-month period ending November 30, 2009, as there was no redemption period for the preferred stock.

5.           Convertible Notes Payable

On October 9, 2009, the Company entered into a promissory note with Andrew Jarvis related to advances previously made by Andrew Jarvis for the Company in the principal amount of $48,428. Prior to this agreement, the advances were not subject to a written agreement.  The note bears an annual interest rate of 5% and is due on May 31, 2010. Upon default of the note and at the option of the holder, the holder may convert the outstanding amount of the note into common shares of the borrower at a discount to market price of 50%, where market price is equal to the average closing share price over 20 day trading range immediately preceding the date of default.   These advances were included in Due to Related Parties as of August 31, 2009 and were reclassified to Convertible Notes Payable on the accompanying balance sheet as a result of this amendment.

6.           Related Party Balance and Transactions

As of November 30, 2009 and May 31, 2009, directors of the Company are owed for expenses they paid on behalf of the Company in the amount of $231,545 and $224,605 respectively.

•	The advances made by Sally Vilardi and Glenn McQuiston (The Company’s President and Director) to Get2Networks Inc., are secured and bear an annual interest rate of 8% and are due on demand.

7.           Subsequent Events

The company evaluated subsequent events through the filing date and determined there was no transaction requiring disclosure.

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

Introduction

Westmont Resources, Inc. is a development stage company and was incorporated in Nevada on November 14, 2004, to historically engage in the acquisition and exploration of mineral properties.  However, in the later part of 2008, the Company’s management and Board of Directors deemed it to be in the best interests of the Company and its stockholders for the Company to diversify its holdings across a broader range of industry segments.  Doing so would provide greater growth potential as well as balance cyclical downturns in the mining industry.  On November 21, 2008, we closed a transaction whereby we acquired all of the capital stock of Avalon International, Inc. a Washington Corporation.  Additionally, on March 1, 2009, we acquired Get2Networks, Inc., a Washington corporation.  As a result, of these two acquisitions, Westmont has moved into the software and technology development industry.

Technology Industry Segment

get2networks, inc., a Washington corporation, has two (2) brand lines, i.e., get2networks (“g2n”) and Your2ndVoice (“Y2V”)

g2n provides a media services platform, which delivers, automated voice calling to businesses in the health and personal care, automotive, financial, hospitality, non-profit, and relationship marketing sectors. This automated solution provides brand consistency with each message and is a cost-effective way to deliver mission critical information. The system has been effectively used by premier brands.

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

IVR - interactive voice response
VOICE - fully automated voice messaging
SMS - text messaging via cell phones or pagers
IM - instant messaging 2-way communication to PCs, PDAs and cell phones
E-mail - scheduled reminders, updates, news

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

IVR - interactive voice response
VOICE - fully automated voice messaging
SMS - text messaging via cell phones or pagers
IM - instant messaging 2-way communication to PCs, PDAs and cell phones
E-mail - scheduled reminders, updates, news

Competition

Other companies who offer fee-based automated voice broadcast services targeted at businesses are Vontoo, Varolii, Televox and VoiceShot. Others like IPing, GotVoice, and Pinger and SnapVine offer voice broadcasting services to consumers.

Your2ndVoice (Y2V) provides a media services platform, which delivers automated voice calling and enables the delivery of one voice message to an unlimited number of recipients. Y2V is an advertiser supported service free to consumers which enable brands to leverage user-generated content in one-on-one interactions with consumers.
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

Our client brands, which have used recorded voice messages as part of their marketing campaigns, have seen increased response rates.  One client, Autism Speaks, reported an up to three-fold increase in online traffic and donations from a voice campaign. The response to a personal voice message from the CEO of another client to thousands of independent distributors has dramatically increased event attendance and resulting sales.

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

Over the next twelve months, it is the intention of the management and Board of Directors to sell the NorthStar Explorations Ltd operations to a natural resource company that can best develop the operations to its fullest intent.  During this transaction period, management will continue to conduct further mineral exploration activities on the GB1, GB2 and GB3 claims (formerly known as the JB1 claim) in order to assess whether the property contains mineral reserves capable of commercial extraction.  Currently, there are no known mineral reserves on the GB1, GB2 and GB3 claims. Our exploration program is designed to explore for commercially viable mineral deposits, particularly gold, copper and silver. We have not, nor have any predecessors, identified any commercially exploitable reserves of these minerals on the GB1, GB2 and GB3 claims.

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

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in British Columbia. The Mineral Tenure Act also governs the issuance of leases, which are long-term entitlements to minerals.

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

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then the Ministry of Forests must issue either a free use permit or a license to cut. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth, which must be reclaimed. An environmental impact statement may be required.

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

Overview

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results for the three months ended November 30, 2009 and changes in financial condition from May 31, 2009. The following discussion should be read in conjunction with Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K filed in October, 2009.

We are a company with several subsidiaries diversified across a broad range of industry segments.  Our original subsidiary, Norstar Explorations Ltd., is in the business of the acquisition and exploration of mineral properties.

Get2Networks is in the business of developing communication software and technology and is in the final beta testing of its software and technology known as Get2Networks and Your2ndVoice.  The Avalon International subsidiary is in the business of developing natural resource projects on an international basis.

PLAN OF OPERATION

Over the next twelve months, it is the intention of the management and Board of Directors to focus all efforts and financial resources in the final development of the Get2Networks and Your2ndVoice product lines associated with our wholly owned subsidiary Get2Networks Inc.  Furthermore to this end result, the management and Board of Directors and made the decision to sell the NorthStar Explorations Ltd operations and to completely merge the assets and liabilities of Avalon International Inc into Westmont Resources Inc and to terminate future operations under this subsidiary.

In order to best value the assets for sale and obtain the highest value for them, the management and Board of Directors has targeted the sale of NorthStar Exploration Ltd. to a natural resource company that can best develop the operations and claims to their fullest intent.  During this transaction period, management will continue to conduct further mineral exploration activities on the GB1, GB2 and GB3 claims (formerly known as the JB1 claim) in order to assess whether the property contains mineral reserves capable of commercial extraction.   The Board of Directors has identified Domestic Energy Corporation as a potential purchaser and has begun negotiations for the same.

Avalon International, Inc. assets and liabilites will be merged completely into Westmont Resources and the subsidiary will be legally struck off the State Records.

Get2Networks, Inc. plans to further develop its customer base and sales volume, as well as continue to build upon its line of products and services with capital needs of $500,000 over the next 12 months.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Next 12 Months (US$)
Legal and Accounting Fees	$25,000
Office Expenses	$125,000
Mineral Property Exploration Expenses	$1,000
Get2Networks Marketing	$250,000
Get2Networks Beta Testing and Development	$75,000
TOTAL	$476,000

Revenue

We have not earned any revenues to date in our mineral exploration business. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties or the project is sold. We are presently in negotiations for the sale of the wholly owned subsidiary NorthStar Exploration Ltd.

Get2Networks, Inc., our most recent acquisition, is in the final beta testing of its technology and software and will begin marketing its services to the general public in 3rd Qtr and 4th Qtr Fiscal Year 2010 with generation of some revenue in Fiscal Year 2010.

Avalon International, Inc. has not earned any revenues since being acquired by the Company in late, 2008.  The management and Board of Directors has determined that this subsidiary will be best merged directly with Westmont Resources and legally struck off the Washington State Corporate records.

Operating Expenses

Our general and administrative expenses during the three months ended November 30, 2009 were $54,053.  This is a decrease from previous years but does not represent a substantial change in operations as the loss carry over from the acquisition of Avalon International Inc. was reflected in the previous years comparative numbers skewing the comparison.  We anticipate our operating expenses will increase significantly over the next twelve months as we proceed with our expansion of the marketing and development of the Get2Network software and technology.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital	30-Nov-09	30-Nov-08	Increase/ (Decrease)
Current Assets	12,860	3,167	9,693
Current Liabilities	783,000	446,860	336,140
Working Deficit	(770,140)	(443,693)	(326,447)

	Fiscal YTD	Previous YTD	Inception through
Cash Flow	30-Nov-09	30-Nov-08	30-Nov-09
Net cash provided by Operating Activities	(4,545)	(22,930)	(139,241)
Net cash provided by Financing Activities	6,940	26,064	141,782
Net change in cash for period	2,395	3,134	2,541

The decrease in our working deficit at November 30, 2009 from our previous year is primarily a result of the investments and funding from the Avalon Group Ltd.

Since our inception, we have used funding from our Directors, Officers and our capital stock and debt funding to raise money for our operations.  We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

We anticipate continuing to rely on debt and equity funding to continue our business operations. Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any of additional sales of our equity securities or debt funding. There are no assurances that we will be able to arrange for other debt or other financing to fund our planned business activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in our Annual Report on Form 10-K.

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

Donated Capital

In accordance with ASC 720-25, “Accounting for Contributions Made”, we reflect donated capital, such as outright gifts to us by way of donated management services provided, in the Statement of Operations.

Donated management services are recognized if the services received (a) create or enhance non-financial assets, or (b) require specialized skills, are provided by individuals possessing these skills, and would typically need to be purchased if not provided by donation.

Potential Sale of Subsidiary

On December 14, 2009, the Company entered into negotiations with Domestic Energy Corporation for the subsequent sale of the wholly owned subsidiary NorthStar Exploration Ltd.  The transaction if completed between the parties will also require a related party disclosure, as Domestic Energy Corporation is current controlled by The Avalon Group Ltd who directly owns 85% of the issued and outstanding shares of Domestic Energy Corporation.  The Avalon Group Ltd currently controls indirectly 33.32% of the Company’s Common Stock and 40% of the Company’s Preferred Class A Stock giving them a combined indirect voting control of 39.32% in the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a small reporting Company.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 26, 2009, Westmont issued One Million Five Hundred Thousand (30,000) split-adjusted shares of Series A Preferred Stock to Alpha-Omega Tech Group Inc for services provided to the Company.  These shares of Preferred Stock have 160 votes per share, and each share of Preferred Stock converts into 160 shares of Common Stock.  Westmont estimated the fair value to total $1,500 and charged this amount as compensation expense.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

 None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

By Written Consent of Stockholders dated October 26, 2009, a super majority of issued and outstanding shares of Common Stock (72.75%) and Preferred Stock (66.67%), were voted to approve two resolutions of the Board of Directors.

(i)
The approval of a 1 – for – 50 reverse split of the issued and outstanding shares of Common Stock such that each fifty (50) shares of Common Stock, $0.001 par value, issued and outstanding immediately prior to the effective date (the “Old Common Stock”) shall be recombined, reclassified and changed into one (1) share of the corporation's Common Stock, $0.001 par value (the “New Common Stock”), with any fractional interest rounded up to the nearest whole share;

(ii)
The approval of a 1 – for – 50 reverse split of the issued and outstanding shares of Class A Preferred Stock such that each fifty (50) shares of Class A Preferred Stock, $0.001 par value, issued and outstanding immediately prior to the effective date (the “Old Class A Preferred Stock”) shall be recombined, reclassified and changed into one (1) share of the corporation's Class A Preferred Stock, $0.001 par value (the “New Class A Preferred Stock”), with any fractional interest rounded up to the nearest whole share; and

(iii)	To ratify the actions of the Board of Directors who voted to remove Peter Lindhout as a Director.

For further information, reference is made to the Definitive Information Statement on Schedule 14-C, which was filed with the Securities and Exchange Commission on January 12, 2010.

ITEM 5. OTHER INFORMATION.

1.
August 20, 2009:  Westmont Resources, Inc., has relocated its offices.  The Company’s new address is 155 – 108th Avenue NE, Suite 150, Bellevue, WA 98004.  The Company’s new telephone number is (206) 922-2203 and its fax number is 425-491-2838.

2.
October 13, 2009:  Andrew Jarvis our Secretary and Director resigned from both positions as well as his management and Directorship in our wholly owned subsidiary NorthStar Exploration Ltd.  Mr. Glenn McQuiston our Chief Financial Officer was appointed the Company Secretary.  Dr. Fischer our Chief Executive Officer was appointed President, Secretary and Director of NorthStar Exploration Ltd.

3.	October 16, 2009: Peter Lindhout our President resigned from his position as President. Mr. Glenn McQuiston our Chief Financial Officer was appointed as President.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation. (1)
3.2	Bylaws, as amended.(1)
4.1	Form of Share Certificate.(1)
10.1	Purchase Agreement dated March 21, 2005 between Andrew Jarvis and Norstar Explorations Ltd. (1)
10.2	Share Purchase Agreement dated November 21, 2008 between Westmont Resources, Inc. and the Shareholders of Avalon International, Inc. (3)
14.1	Code of Ethics.(2)
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Securities and Exchange Commission on October 13, 2006 as an exhibit to our Registration Statement on Form SB-2.

(2)	Filed with the Securities and Exchange Commissions on September 11, 2007 as an exhibit to our Annual Report on Form 10-KSB.

(3)	Filed with the Securities and Exchange Commission on November 26, 2008 as an exhibit to our Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 under Section 13 or 15(d), the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 12, 2010	WESTMONT RESOURCES, INC.

By: /s/ Bruce E. Fischer
Bruce E. Fischer, Chief Executive Officer