Form 10-Q
period 2010-02-28
WESTMONT RESOURCES INC.
filed 2010-04-14
CIK 1377963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 12, 2010, the Issuer had 1,932,660 Shares of Common Stock outstanding and 90,000 Shares of Preferred Class A Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Westmont Resources Inc.
(A Development Stage Consolidated Group of Companies)

February 28, 2010

Consolidated Balance Sheets as of February 28, 2010 and May 31, 2009 (Unaudited)	F-1
Consolidated Statements of Expenses for the three and nine months ended February 28, 2010 and 2009 and from Inception through February 28, 2010 (Unaudited)	F-2
Consolidated Statements of Cash Flows for the nine months ended February 28, 2010 and 2009 And from Inception through February 28, 2010 (Unaudited)	F-3
Notes to the Consolidated Financial Statements (Unaudited)	F-4

Westmont Resources Inc.
(An Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	February 28, 2010	May 31, 2009

ASSETS
Current Assets
Cash	$-	$146
Prepaid expenses	10,139	10,319
Total Current Assets	10,139	10,465
Software	209,056	209,056
Total Assets	$219,195	$219,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$177,115	$40,920
Convertible notes payable	406,117	389,256
Due to related parties	235,838	224,605
Total Liabilities	819,070	654,781

Stockholders’ Deficit
Convertible preferred stock, 25,000,000 shares authorized, $0.001 par value, 90,000 shares issued and outstanding	90	60
Common stock, 775,000,000 shares authorized, $0.001 par value, 1,932,660 shares issued and outstanding	1,933	1,933
Additional Paid-in Capital	233,068	231,598
Deficit Accumulated During the Development Stage	(834,966)	(668,851)
Total Stockholders’ Deficit	(599,875)	(435,260)

Total Liabilities and Stockholders’ Deficit	$219,195	$219,521

(The accompanying notes are an integral part of these consolidated unaudited financial statements)

Westmont Resources Inc.
(An Development Stage Company)
Consolidated Statement of Expenses
(Unaudited)

	For the Three Months Ended February 28, 2010	For the Three Months Ended February 28, 2009	For the Nine Months Ended February 28, 2010	For the Nine Months Ended February 28, 2009	Period From November 14, 2004 (Inception) through February 28, 2010

Expenses
General and administrative	$28,799	$21,495	$137,419	$486,742	$380,821
Loss on acquisition	–	–	–	–	410,396
Mining expenses	–	–	–	–	15,460
Total expenses	28,799	21,495	137,419	486,742	806,677
Other (income)/expense
Donated management services	–	–	–	–	(14,500)
Interest expense	9,992	–	28,696	–	42,789
Net Loss	(38,791)	(21,495)	(166,115)	(486,742)	(834,966)
Deemed dividend to preferred shareholders	(1,500)	(3,000)	(1,500)	(3,000)	(1,500)
Net loss available to common shareholders	$(40,291)	$(24,495)	$(167,615)	$(489,742)	$(836,466)
Net Loss Per Common Share – Basic and Diluted	$(0.02)	$(0.03)	$(0.09)	$(1.03)	N/A
Weighted Average Common Shares Outstanding	1,932,660	987,327	1,932,660	476,660	N/A

(The accompanying notes are an integral part of these consolidated unaudited financial statements)

Westmont Resources Inc.
(An Development Stage Company)
Consolidated Statement of Cash flows
(Unaudited)

	For the Nine Months Ended February 28, 2010	For the Nine Months Ended February 28, 2009	Period from November 14, 2004 (Inception) through February 28, 2010

Operating Activities
Net loss	$(166,115)	$(486,742)	$(834,966)
Adjustment to reconcile net loss to net cash used
in operating activities:
Common shares issued for services	-	39,500	39,500
Preferred shares issued for services	1,500	3,000	4,500
Note payable assumed for services	-	408,044	387,896
Changes in operating assets and liabilities:
Prepaid expenses	180	-	57,328
Accounts payable	148,628	4117	151,239
Net Cash Used in Operating Activities	(59,807)	(32,081)	(194,503)
Financing Activities
Proceeds from issuance of common stock	-	-	82,160
Net advances from related party	59,661	32,285	112,343
Net Cash Provided by Financing Activities	59,661	32,285	194,503
Increase In Cash	(146)	204	-
Cash – Beginning of Period	146	33	-
Cash – End of Period	$-	$237	$-
Supplemental Disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash investing and financing activities:
Common stock for partial conversion of convertible note	$-	$-	$65,631
Net assets acquired from Get2Networks	$-	$-	$43,300
Conversion of advances to convertible note	$48,428	$-	$48,428

(The accompanying notes are an integral part of these consolidated unaudited financial statements)

Westmont Resources Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2010
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
These financial statements have been prepared on a going concern basis, which implies Westmont will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. As of February 28, 2010, Westmont has accumulated a loss carry over since inception.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is intending to fund its initial operations by way of issuing Founders' shares and entering into a private placement offering.

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
On October 18, 2009, Westmont issued 30,000 split-adjusted preferred shares to Alpha-Omega Tech Group, Inc for services provided to the Company. These preferred shares have 160 votes per share, and each share is convertible at the option of the holder at any time following the second year anniversary of the issuance into 160 shares of Common stock. Westmont estimated the fair value of the preferred shares at the date of issuance to be $1,500 and charged this amount as compensation expense in the consolidated statement of expenses. Westmont evaluated the embedded conversion option to determine if it was within the scope of ASC 815-15 “Accounting for Derivative Instruments and Hedging Activities (Embedded Derivatives)” and ASC 815-15 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s own Stock.” Westmont concluded that the conversion option should be classified as equity under ASC 815-15. Westmont also evaluated the convertible preferred shares to determine if it was within the scope of ASC 470-20 and determined there was intrinsic value of $1,500 associated with the conversion option. The $1,500 was fully amortized and has been reflected in the consolidated statement of expenses as a deemed dividend for the nine-month period ending February 28, 2010, as there was no redemption period for the preferred stock.

5.	Convertible Notes Payable
On October 9, 2009, the Company entered into a promissory note with Andrew Jarvis related to advances previously made by Andrew Jarvis for the Company in the principal amount of $48,428. Prior to this agreement, the advances were not subject to a written agreement. The note bears an annual interest rate of 5% and is due on May 31, 2010. Upon default of the note and at the option of the holder, the holder may convert the outstanding amount of the note into common shares of the borrower at a discount to market price of 50%, where market price is equal to the average closing share price over 20 day trading range immediately preceding the date of default, Westmont analyzed the convertible note for derivative accounting consideration under FASB ASC 815-15 and FASB ASC 815-40. The Company determined the embedded conversion option in the convertible notes met the criteria for classification in stockholders equity under FASB ASC 815-15 and FASB ASC 815-40 until an event of default occurs. Therefore, derivative accounting was not applicable for this convertible note.

These advances were included in Due to Related Parties as of August 31, 2009 and were reclassified to Convertible Notes Payable on the accompanying balance sheet as a result of this amendment.

6.	Related Party Balance and Transactions
As of February 28, 2010 and May 31, 2009, directors of the Company are owed for expenses they paid on behalf of the Company in the amount of $235,838 and $224,605 respectively.

•	The advances made by Sally Vilardi and Glenn McQuiston (The Company’s President and Director) to Get2Networks Inc., are secured and bear an annual interest rate of 8% and are due on demand.

7.	Subsequent Events
The company evaluated subsequent events through April 12, 2010 and determined there were no transactions requiring disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under Part II – Item 1A “Risk Factors” and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-K or Form 10-K and our Current Reports on Form 8-K.

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

g2n messaging engine™
·	IVR - interactive voice response
·	VOICE - fully automated interactive voice messaging
·	SMS - text messaging via cell phones or pagers
·	IM - instant messaging 2-way communication to PCs, PDA’s and cell phones
·	E-mail - scheduled reminders, updates, news

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

Over the next twelve months, it is the intention of the management and Board of Directors to sell the NorthStar Explorations Ltd operations to a natural resource company that can best develop the operations to its fullest intent.  During this transaction period, management will continue to conduct further mineral exploration activities on the GB1, GB2 and GB3 claims (formerly known as the JB1 claim) in order to assess whether the property contains mineral reserves capable of commercial extraction.  Currently, there are no known mineral reserves on the GB1, GB2 and GB3 claims. Our exploration program is designed to explore for commercially viable mineral deposits, particularly gold, copper and silver. We have not, nor have any predecessors; identified any commercially exploitable reserves of these minerals on the GB1, GB2 and GB3 claims.

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

        Overview

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results for the three months ended February 28, 2010 and changes in financial condition from May 31, 2009. The following discussion should be read in conjunction with Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K filed in October 2009.

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

Operating Expenses

Our general and administrative expenses during the three months ended February 28, 2010 were $28,799.  This is an increase from previous years but does not represent a substantial change in operations as the loss carry over from the acquisition of Avalon International Inc. was reflected in the previous year’s comparative numbers skewing the comparison.  We anticipate our operating expenses will increase significantly over the next twelve months as we proceed with our expansion of the marketing and development of the Get2Network software and technology.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and has defaulted on certain outstanding notes payable, which raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable and to settle or restructure its outstanding past due notes payable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include obtaining capital from management andsignificant shareholders sufficient to meet its minimal operating expenses.However, management cannot provide any assurances that the Company will besuccessful in accomplishing any of its plans.

Working Capital	February 28, 2010	February 28, 2009	Increase/ (Decrease)
Current Assets	10,139	237	9,902
Current Liabilities	819,070	482,425	(336,743)
Working Capital (Deficit)	(808,931)	(482,188)	(326,743)

Cash Flow
	Fiscal YTD	Previous YTD	Inception through
	February 28, 2010	February 28, 2009	February 28, 2010
Net cash provided by Operating Activities	(59,807)	(32,081)	(194,503)
Net cash provided by Financing Activities	59,661	32,285	194,503
Net change in cash for period	(146)	237	-

The Decrease in our working capital at February 28, 2010 from our previous year is primarily a result of the investments and funding from the Avalon Group Ltd.

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

Donated Capital

In accordance with ASC 720-25, “Accounting for Contributions Received and Contributions Made”, we reflect donated capital, such as outright gifts to us by way of donated management services provided, in the Statement of Operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

 None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

By Written Consent of Stockholders dated October 26, 2009, a super majority of issued and outstanding shares of Common Stock (72.75%) and Preferred Stock (66.67%) were voted to approve two resolutions of the Board of Directors.

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

For further information, reference is made to the Definitive Information Statement on Schedule 14-C, which was filed with the Securities and Exchange Commission on December 1, 2009.

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

Dated: Tuesday, 13 April 2010	WESTMONT RESOURCES, INC.

By: /s/ Bruce E. Fischer
Bruce E. Fischer, Chief Executive Officer