Form 10-Q
period 2010-08-31
WESTMONT RESOURCES INC.
filed 2010-10-15
CIK 1377963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of Friday 15, October 2010, the Issuer had 53,499,660 Shares of Common Stock and 100,000 of Class A Preferred Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Westmont Resources Inc.
(A Development Stage Consolidated Group of Companies)

AUGUST 31, 2010

WESTMONT RESOURCES INC
CONSOLIDATED BALANCE SHEETS

(AN EXPLORATION STAGE COMPANY)
(Unaudited)

	Aug 31, 2010	May 31, 2010
ASSETS
Current Assets
Other Current Assets
Avalon LOC
Prepaid Expenses	9,270	1
Total Other Current Assets	9,270	1
Total Current Assets	9,270	1
TOTAL ASSETS	9,270	1
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable
Accounts Payable	21,419	31,947
Total Accounts Payable	21,419	31,947
Other Current Liabilities
Due to Related Parties
Andrew Jarvis Loan	50,607	49,979
The Avalon Group Loan	409,984	357,216
Total Due to Related Parties	460,571	407,195
Total Other Current Liabilities	460,571	407,195
Total Current Liabilities	481,990	439,142
Long Term Liabilities
Convertible Note Payable
Mark Greenlaw Loan	61,652	60,736
The Brooklyn Group Loan	333,591	328,956
Total Convertible Note Payable	395,243	389,692
Total Long Term Liabilities	395,243	389,692
Total Liabilities	877,233	828,835
Equity
Additional Paid in Capital	233,531	233,531
Common Stock, 775,000,000 shares authorized, $0.001 par value, 53,449,660 shares issued and outstanding at August 31, 2010 and May 31, 2010	53,500	53,500
Convertible Preferred Stock, 25,000,000 shares authorized, $0.001 par value, 100,000 shares issued and outstanding at August 31, 2010 and May 31, 2010	100	100
Deficit Accumulated During the Exploration Stage	(1,115,965)	(668,852)
Net Income	(39,129)	(447,113)
Total Stockholders' Deficit	(867,963)	(828,834)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	9,270	1

(The accompanying notes are an integral part of these consolidated unaudited financial statements)

WESTMONT RESOURCES INC
CONSOLIDATED STATEMENTS OF EXPENSES

(AN EXPLORATION STAGE COMPANY)
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	Period from November 16, 2004 (Inception) through
	August 31, 2010	August 31, 2009	August 31, 2010
Ordinary Income/Expense
Expense
Acquisition Costs			410,396
Consulting	6,000		6,000
Impairment Loss- Mineral Proper			3,450
Licenses and Permits			128,800
Management Fees		7,500	72,433
Mineral Property Exploration Co			12,010
Office Supplies	4,596	13,781	59,826
Professional Fees
Accounting		10,755	96,583
Filing	1,120	5,675	40,394
Legal Fees
Incorporation Costs			790
Legal Fees - Other		10,305	129,327
Total Legal Fees	-	10,305	130,117
Total Professional Fees	1,120	26,735	267,094
Rent	6,577	6,522	36,385
Software and Programming			39,128
Travel & Ent	8,732	31	28,478
Total Expense	27,025	54,569	1,063,999
Net Ordinary Income	(27,025)	(54,569)	(1,063,999)
Other Income/Expense
Other Expense
Deemed dividend to Preferred Shares			3,070
Donated Management Fees			(14,500)
Interest Expenses	12,104	8,806	72,402
Loss on Acquisition			33,192
Other Expenses			-
Total Other Expense	12,104	8,806	94,164
Net Other Income	(12,104)	(8,806)	(94,164)
Net Income	(39,129)	(63,375)	(1,158,163)

Net Loss Per Common Share - Basic and Diluted	$(0.00)	$(0.03)	-
Weighted Average Shares Outstanding	53,499,660	1,972,600	-

(The accompanying notes are an integral part of these consolidated unaudited financial statements)

WESTMONT RESOURCES INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

(AN EXPLORATION STAGE COMPANY)
(Unaudited)

	Three Months Ended	Three Months Ended	Period from November 16, 2004 (Inception) through
	31-Aug-10	31-Aug-09	31-Aug-10
OPERATING ACTIVITIES
Net Income	(39,129)	(63,375)	(1,158,163)
Adjustments to reconcile Net Income
to net cash provided by operations:
LOC
Prepaid Expenses	(9,270)	22	(9,270)
Accounts Payable	(1,258)	54,487	30,689
Due to Related Parties	44,106	3,449	451,301
Net cash provided by Operating Activities	(5,551)	(5,417)	(685,444)
FINANCING ACTIVITIES
Convertible Note Payable	66,287	5,275	395,243
Additional Paid in Capital			233,531
Common Stock			53,500
Preferred Stock			100
Retained Earnings	(60,737)		3,070
Net cash provided by Financing Activities	5,550	5,275	685,444
Net cash increase for period	(1)	(142)	-
Cash at Beginning of Period	1	146
Cash at end of period	-	4	-

Supplemental Disclosures
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Non-cash investing and financing activities
Common stock for partial settlement of convertible note	$-	$-	$53,313
Net assets acquired from Get2Networks	$-	$-	$43,300

(The accompanying notes are an integral part of these consolidated unaudited financial statements)

WESTMONT RESOURCES INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(AN EXPLORATION STAGE COMPANY)

AUGUST 31, 2010 (Unaudited)

1.	Basis of Presentation
The accompanying unaudited interim financial statements of Westmont Resources Inc. (“Westmont”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Westmont’s audited 2010 annual financial statements and notes thereto contained in Westmont’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements, which would substantially duplicate the disclosure required in Westmont’s fiscal 2010 Annual Report and financial statements have been omitted.

All significant inter-company balances and transactions have been eliminated on consolidation.

2.	Going Concern
These financial statements have been prepared on a going concern basis, which implies Westmont will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. As of August 31, 2010, Westmont has accumulated a loss carry over since inception.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to fund its initial operations by way of issuing Founders' shares and entering into a private placement offering.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Westmont be unable to continue as a going concern.

3.	Convertible Notes Payable; Related Party
a.	Avalon International Inc.
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

The advances made by the Avalon Group Ltd as of August 31, 2010 are $396,337 plus interest of $13,627, and are associated with a $1,000,000 Line of Credit with an interest rate of Libor +2.5% and a maturity date of May 31, 2015. Prior to amending the line of credit in June 2010 this note was Convertible on June 1, 2010 and matured on May 31, 2011. The amended terms of the Line of Credit now stipulate a maturity date of May 31, 2015 and the Note holder who controls both Avalon International Inc. and Westmont Resources has the option to convert the outstanding balance at any time after June 15, 2011, into shares of common stock of the Company on a 75% discount to market price on the day of conversion. Westmont considered and followed the guidance under ASC 470-50-40 (EITF 98-14) “Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”.
4.	Subsequent Events
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

Subsequent to May 31, 2010, Westmont has acquired exclusive sales and distribution rights to “FracSolv” manufactured and produced by NuEarth Corporation.  NuEarth Corporation is 95% controlled by The Avalon Group Ltd. who is also the largest beneficial owner of Westmont Resources Inc. through their control and ownership in F&M Inc.

On June 13, 2010 Westmont Resources, Inc entered into two Letters of Intent to acquire 1800 lease acres in Pennsylvania with 60 existing oil wells and 1600 lease acres in West Virginia with 60 existing oil wells.  Closing on the two LOI’s is scheduled for November 2010.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

1.	CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

2.	OTHER PERTINENT INFORMATION
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

3.           DEFINITIONS
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

4.	CORPORATE OVERVIEW
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

5.	GROWTH STRATEGY
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

6.	OPTIMIZE RETURNS ON INVESTED CAPITAL
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

7.	RECENT DEVELOPMENTS
We completed several initiatives during 2010 to strengthen our balance sheet and add liquidity.  These transactions have provided us with greater financial flexibility to take advantage of our development opportunities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	Convertible Note Exchange: In May 2010, we retired $20,000 of our convertible note with the Brooklyn Group Inc. The retired note was issued in March 2005.

•
Sale of Get2Networks, Inc: In April 2010, Get2Networks, Inc was sold to Alpha-Omega Inc. for the return of approximately 433,000 (21,650,000 pre-split) restricted common shares and approximately 30,000 (1,500,000 pre-split) Restricted Class A Preferred shares in Westmont Resources Inc. and the removal of 2 loans valued at approximately $153,893 and $36,340.

•
In May 2010, we signed a Memorandum of Understanding (MOU) for the Purchase of a 70% working interest in 92 oil & gas wells located in Scott & Morgan County Tennessee from Domestic Energy Corporation.  Transfer of ownership in these wells from Domestic Energy to Westmont is estimated to take place in November 2010. Domestic Energy Corporation is 87% controlled by The Avalon Group Ltd. who is also the largest beneficial owner of Westmont Resources Inc. through their control and ownership in F&M Inc.

•
On June 13, 2010 Westmont Resources, Inc entered into two Letters of Intent to acquire 1800 lease acres in Pennsylvania with 60 existing oil wells and 1600 lease acres in West Virginia with 60 existing oil wells.  Closing on the two LOI’s is scheduled for early November 2010.

•
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

•
In June 2010, Westmont formalized a “Letter of Credit” with the Avalon Group Ltd.  The advances made by the Avalon Group Ltd as of August 31, 2010 are $396,337 plus interest of $13,627, and are associated with a $1,000,000 Line of Credit with an interest rate of Libor +2.5% and a maturity date of May 31, 2015.  The Note holder has the option to convert the outstanding balance at any time after June 15, 2011, into shares of common stock of the Company on a 75% discount to market price on the day of conversion.  As of the date the financials were issued no conversion has been done on this debt.

8.	PLAN OF OPERATION
Our plan of operation is to conduct re-working and re-entry program on the 212 wells associated with the Scott-Morgan 1 project; our Pennsylvania leasehold and our West Virginia leaseholds currently under contract for purchase in order to place these wells back into production and establish a positive cashflow at the earliest time frame.  Our future plan of operation for the twelve months following the date of this annual report is to complete the acquisition of the 212 wells and start the first phase of the exploration program on our project consisting of the repair of equipment and wells to place the wells back into a minimal production plan.

Total expenditures over the next 12 months are therefore expected to be approximately $325,000, which is approximately 10% of the amount to be raised by private placement and our cash on hand.  If we experience a shortage of funds prior to funding we may utilize funds from our majority shareholder, who has formally agreed to advance funds to allow us to pay for offering costs, filing fees, professional fees, initial well and equipment repair.  The Avalon Group Ltd has signed a formal commitment letter and arrangement to advance or loan funds to the company on a Libor +2% compounded interest rate to a maximum of $1,000,000.  If we are successful in raising the funds from this offering, we plan to commence Phase I of the program on the project claim in the fall of 2010. We expect these phases to take 6 months to complete. Subject to financing, we anticipate commencing Phase II of our re-development program in spring of 2010.

9.	RESULTS OF OPERATIONS
As of August 31, 2010, we had cash on hand of $0; and a working capital deficit of $396,347.  Westmont Resources Inc, has a current rolling line of credit for $1.0M with The Avalon Group Ltd. of Netanya, Israel, of which approximately $ 409,964 has been draw down on the LOC.  Utilizing the remaining balance of the LOC, Westmont has sufficient working capital to pay for the anticipated costs of $325,000 for Phase I of our exploration program and meet the anticipated costs of operating our business for the next twelve months.  Financial projections are based on the financial commitment arrangement made with the Avalon Group Ltd our largest beneficial shareholder.  We anticipate that we will incur the following expenses over the next twelve months:

10.       PLANNED EXPENDITURES OVER NEXT 12 MONTHS

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$25,000.
Office Expenses	$3,500.
Oil & Gas Property Exploration Expenses	$325,000.
Travel Expenses	$55,000.
TOTAL	$408,500.

11.	REVENUES
We have not earned any revenues to date. We anticipate earning revenues starting in the 3rd Quarter of the 2011 fiscal year upon entry into commercial production of our proposed oil and gas properties.

12.	EXPENSES
The major components of our operating expenses are outlined in the table below:

	For the Three Months Ended	For the Three Months Ended
	31-Aug-10	31-Aug-09
Ordinary Income/Expense
Expense
Acquisition Costs
Consulting	6,000
Impairment Loss- Mineral Proper
Licenses and Permits
Management Fees		7,500
Mineral Property Exploration Co
Office Supplies	4,596	13,781
Professional Fees
Accounting		10,755
Filing	1,120	5,675
Legal Fees
Incorporation Costs
Legal Fees - Other		10,305
Total Legal Fees	-	10,305
Total Professional Fees	1,120	26,735
Rent	6,577	6,522
Software and Programming
Travel & Ent	8,732	31
Total Expense	27,025	54,569
Net Ordinary Income	(27,025)	(54,569)

The increases in general expenses are primarily a result of the planned acquisition of the 70% working interest in the 92 oil and natural gas wells located in Tennessee from Domestic Energy Corporation and the acquisition of the Pennsylvania and West Virginia leaseholds totaling an additional 120 wells.

We anticipate our operating expenses will increase significantly as we proceed with our exploration and operations program associated with this acquisition.

13.           LIQUIDITY AND FINANCIAL CONDITION
A.	WORKING CAPITAL

	Aug 31, 2010	May 31, 2010
Total Current Assets	9,270	1
Total Current Liabilities	481,990	439,142
Working Capital / (Deficit)	(472,720)	(439,141)

B.	CASH FLOW

	For the Three Months Ended	For the Three Months Ended	Period from November 16, 2004 (Inception) through
	31-Aug-10	31-Aug-09	31-Aug-10
OPERATING ACTIVITIES
Net Income	(39,129)	(63,375)	(1,158,163)
Net cash provided by Operating Activities	(5,551)	(5,417)	(685,444)
Net cash provided by Financing Activities	5,550	5,275	685,444
Net cash increase for period	(1)	(142)	-
Cash at Beginning of Period	1	146
Cash at end of period	-	4	-

The decreases in our working capital deficit at August 31, 2010 from our year ended May 31, 2010, and the increase in our cash used during the 1st Quarter of our Fiscal year ending May 31, 2011, from the preceding fiscal year are primarily a result of the increases in general expenses are primarily a result of the proposed acquisition of the 70% working interest in the 92 oil and natural gas wells located in Tennessee from Domestic Energy Corporation and the acquisition of the Pennsylvania and West Virginia leaseholds totaling an additional 120 wells.

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

14.	OFF-BALANCE SHEET ARRANGEMENTS
We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a small reporting Company.

ITEM 4. CONTROLS AND PROCEDURES.

1.	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
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

2.	CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On October 26, 2009, Westmont issued Thirty Thousand 30,000) split-adjusted shares of Series A Preferred Stock to F&M Inc for services provided to the Company.  These shares of Preferred Stock have 160 votes per share, and each share of Preferred Stock converts into 160 shares of Common Stock.  Westmont estimated the fair value to total $30.00 and charged this amount as compensation expense.

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

2.
October 13, 2009:  Andrew Jarvis our Secretary and Director resigned from, both positions as well as his management and Directorship in our wholly owned subsidiary NorthStar Exploration Ltd.  Mr. Glenn McQuiston our Chief Financial Officer was appointed the Company Secretary.  Dr. Fischer our Chief Executive Officer was appointed President, Secretary and Director of NorthStar Exploration Ltd.

3.	October 16, 2009: Peter Lindhout our President resigned from his position as President. Mr. Glenn McQuiston our Chief Financial Officer was appointed as President.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits	Location
3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 as filed with the Securities & Exchange Commission on October 13, 2006, as subsequently amended.
3.2	Bylaws, as amended.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 as filed with the Securities & Exchange Commission on October 13, 2006, as subsequently amended.
21.1	List of Subsidiaries.	Included herein.
31.1; and 31.2	Certification of Chief Executive Officer, and Chief Financial Officer pursuant to U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included herein.
32.1; and 32.2	Certification of Chief Executive Officer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herein.
99.1	Security Ownership Reports	Included herein.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMONT RESOURCES, INC.

Date:	Wednesday, 13 October 2010	By:	/s/ Dr. Bruce E. Fischer
DR. BRUCE E. FISCHER Managing Director, Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Wednesday, 13 October 2010	By:	/s/ Dr. Bruce E. Fischer
DR. BRUCE E. FISCHER Managing Director, Chief Executive Officer (Principal Executive Officer)

Date:	Wednesday, 13 October 2010	By:	/s/ Glenn McQuiston
GLENN MCQUISTON
President and Director (Principal Operations Officer)

Date:	Wednesday, 13 October 2010	By:	/s/ Marcie Corbin
MARCIE CORBIN
Chief Financial Officer and Director (Principal Financial Officer)