Form 10-Q/A
period 2010-08-31
WESTMONT RESOURCES INC.
filed 2010-11-05
CIK 1377963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amended Quarterly Report)

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Westmont Resources Inc.
(A Development Stage Consolidated Group of Companies)

AUGUST 31, 2010

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q (the “Original 10-Q”) for the quarter ended August 31, 2010, as filed with the Securities and Exchange Commission on October 15, 2010, to correct formatting and non-material reclassification changes to the presentation of the Consolidated Financial Statements. The Original 10-Q inadvertently included errors in presentation to the financial statements. This amendment is not intended to update any other information presented in the Original 10-Q. References to the quarterly report on Form 10-Q herein shall refer to this quarterly report on Form 10-Q/A filed on November 5, 2010.

WESTMONT RESOURCES INC
CONSOLIDATED BALANCE SHEETS

(AN EXPLORATION STAGE COMPANY)
(Unaudited)

	(Restated)	(Restated)
	Aug 31, '10	May 31, '10
ASSETS
Cash	$-	$1
Prepaid Expenses	$9,270	$-
Total Current Assets	$9,270	$1
TOTAL ASSETS	$9,270	$1
LIABILITIES & DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$21,419	$31,947
Total Accounts Payable	$21,419	$31,947
Other Current Liabilities
Due to Related Parties
Andrew Jarvis Loan	$50,607	$49,979
The Avalon Group Loan	$409,964	$357,216
Total Due to Related Parties	$460,571	$407,195
Convertible Note Payable
The Brooklyn Group Loan	$333,591	$328,956
Total Convertible Note Payable	$333,591	$328,956
Total Other Current Liabilities	$794,162	$736,152
Total Current Liabilities	$815,581	$768,099
Long Term Liabilities
Convertible Note Payable
Mark Greenlaw Loan	$61,652	$60,736
Total Convertible Note Payable	$61,652	$60,736
Total Long Term Liabilities	$61,652	$60,736
Total Liabilities	$877,233	$828,835
Deficit
Additional Paid in Capital	$233,531	$233,531
Common Stock, 775,000,000 shares authorized, $0.001 par value, 53,449,660 shares issued and outstanding at August 31, 2010 and May 31, 2010	$53,500	$53,500
Convertible Preferred Stock, 25,000,000 shares authorized, $0.001 par value, 100,000 shares issued and outstanding at August 31, 2010 and May 31, 2010	$100	$100
Deficit Accumulated During the Exploration Stage	$(1,155,094)	$(1,115,965)
Total Stockholders Deficit	$(867,963)	$(828,834)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,270	$1

(The accompanying notes are an integral part of these consolidated unaudited financial statements)

WESTMONT RESOURCES INC
CONSOLIDATED STATEMENTS OF EXPENSES

(AN EXPLORATION STAGE COMPANY)
(Unaudited)

	(Restated) For the Three Months Ended	For the Three Months Ended	(Restated) Period from November 16, 2004 (Inception) through
	31-Aug-10	31-Aug-09	31-Aug-10
Expense
Acquisition Costs			$410,396
Consulting	$6,000		$6,000
Impairment Loss- Mineral Proper			$3,450
Licenses and Permits			$128,800
Management Fees		$7,500	$72,433
Donated Management Fees			$(14,500)
Mineral Property Exploration Co			$12,010
Office Supplies	$4,596	$13,781	$59,826
Professional Fees
Accounting		$10,755	$96,583
Filing	$1,120	$5,675	$40,394
Legal Fees
Incorporation Costs			$790
Legal Fees - Other		$10,305	$129,327
Total Legal Fees	$-	$10,305	$130,117
Total Professional Fees	$1,120	$26,735	$267,094
Rent	$6,577	$6,522	$36,385
Software and Programming			$39,128
Travel & Ent	$8,732	$31	$28,478
Total Expense	$27,025	$54,568	$1,049,499
Net Ordinary Expenses	$(27,025)	$(54,568)	$(1,049,499)
Other Income/Expense
Interest Expenses	$12,104	$8,807	$72,402
Loss on Deconsolidation			$33,192
Other Expenses			$-
Net Other Income/Expenses	$(12,104)	$(8,807)	$(105,594)
Net Loss	$(39,130)	$(63,375)	$(1,155,094)
Deemed dividend to Preferred Shareholders			$(4,570)
Net Loss available to Common Shareholders	$(39,130)	$(63,375)	$(1,159,664)

Net Loss Per Common Share - Basic and Diluted	$(0.00)	$(0.03)	$(0.00)
Weighted Average Shares Outstanding	53,499,660	1,972,600	-

(The accompanying notes are an integral part of these consolidated unaudited financial statements)

WESTMONT RESOURCES INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

(AN EXPLORATION STAGE COMPANY)
(Unaudited)

	(Restated)		(Restated)
	For the Three Months Ended	For the Three Months Ended	Period from November 16, 2004 (Inception) through
	31-Aug-10	31-Aug-09	31-Aug-10
OPERATING ACTIVITIES
Net Income / (Loss)	$(39,130)	$(63,375)	$(1,155,094)
Adjustments to reconcile Net Income
to net cash provided by operations:
Loss on Deconsolidation			$33,192
Common Stock for Services			$69,500
Preferred Stock for Services			$4,540
Notes Payable for Services			$387,896
Changes in Operating Assets and Liabilities
Prepaid Expenses	$(9,270)	$-	$47,878
Accounts Payable	$1,718	$59,784	$82,098
Net cash provided by Operating Activities	$(46,682)	$(3,591)	$(529,990)
FINANCING ACTIVITIES
Due to Related Parties	$46,681	$3,449	$447,830
Proceeds from Common Stock			$82,160
Net cash provided by Financing Activities	$46,681	$3,449	$529,990
Net cash increase for period	$(1)	$(142)	$-
Cash at Beginning of Period	$1	$146
Cash at end of period	$-	$4	$-

Non-cash investing and financing activities
Common stock for partial settlement of convertible note	$-	$-	$53,313
Net assets acquired from Get2Networks	$-	$-	$43,300

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

5.	Restatement of Financial Information
This Amendment No. 1 on Form 10-Q/A amends the Companys Quarterly Report on Form 10-Q (the Original 10-Q) for the quarter ended August 31, 2010, as filed with the Securities and Exchange Commission on October 15, 2010, to correct formatting and non-material reclassification changes to the presentation of the Consolidated Financial Statements. The Original 10-Q inadvertently included errors in presentation to the financial statements. This amendment is not intended to update any other information presented in the Original 10-Q. References to the quarterly report on Form 10-Q herein shall refer to this quarterly report on Form 10-Q/A filed on November 5, 2010.

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

12.	EXPENSES
The major components of our operating expenses are outlined in the table below:

	For the Three Months Ended	For the Three Months Ended
	31-Aug-10	31-Aug-09
Ordinary Income/Expense
Expense
Acquisition Costs
Consulting	6,000
Impairment Loss- Mineral Proper
Licenses and Permits
Management Fees		7,500
Mineral Property Exploration Co
Office Supplies	4,596	13,781
Professional Fees
Accounting		10,755
Filing	1,120	5,675
Legal Fees
Incorporation Costs
Legal Fees - Other		10,305
Total Legal Fees	-	10,305
Total Professional Fees	1,120	26,735
Rent	6,577	6,522
Software and Programming
Travel & Ent	8,732	31
Total Expense	27,025	54,569
Net Ordinary Income / (Loss)	(27,025)	(54,569)

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

13.           LIQUIDITY AND FINANCIAL CONDITION
A.	WORKING CAPITAL

	(Restated) Aug 31, 2010	(Restated) May 31, 2010
Total Current Assets	9,270	1
Total Current Liabilities	815,581	768,099
Working Capital / (Deficit)	(806,311)	(768,098)

B.	CASH FLOW

	(Restated) For the Three Months Ended	(Restated) For the Three Months Ended	(Restated) Period from November 16, 2004 (Inception) through
	31-Aug-10	31-Aug-09	31-Aug-10
OPERATING ACTIVITIES
Net Loss	(39,130)	(63,375)	(1,155,094)
Net cash provided by Operating Activities	(46,682)	(3,591)	(529,990)
Net cash provided by Financing Activities	46,681	3,449	529,990
Net cash increase for period	(1)	(142)	-
Cash at Beginning of Period	1	146
Cash at end of period	-	4	-

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

WESTMONT RESOURCES, INC.

Date:	Friday, 5 November 2010	By:	/s/ Dr. Bruce E. Fischer
DR. BRUCE E. FISCHER Managing Director, Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Friday, 5 November 2010	By:	/s/ Dr. Bruce E. Fischer
DR. BRUCE E. FISCHER Managing Director, Chief Executive Officer (Principal Executive Officer)

Date:	Friday, 5 November 2010	By:	/s/ Glenn McQuiston
GLENN MCQUISTON
President and Director (Principal Operations Officer)

Date:	Friday, 5 November 2010	By:	/s/ Marcie Corbin
MARCIE CORBIN
Chief Financial Officer and Director (Principal Financial Officer)