Form 10-Q
period 2010-11-30
WESTMONT RESOURCES INC.
filed 2011-01-14
CIK 1377963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of Friday, 14 January 2011 the Issuer had 106,201,400 Shares of Common Stock and 1,130,000 of Class A Preferred Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Westmont Resources Inc.
(A Development Stage Consolidated Group of Companies)

November 30, 2010

WESTMONT RESOURCES INC
CONSOLIDATED BALANCE SHEETS

(AN EXPLORATION STAGE COMPANY)
(Unaudited)

	30-Nov-2010	31-May-2010
ASSETS
Cash	$20	$1
Prepaid Expenses	$-	$-
Total Current Assets	$20	$1
TOTAL ASSETS	$20	$1
LIABILITIES & DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$63,484	$31,947
Total Accounts Payable	$63,484	$31,947
Other Current Liabilities
Due to Related Parties
Andrew Jarvis Loan	$51,242	$49,979
The Avalon Group Loan	$507,894	$357,216
Total Due to Related Parties	$559,136	$407,195
Convertible Note Payable
The Brooklyn Group Loan	$325,577	$328,956
Total Convertible Note Payable	$325,577	$328,956
Total Other Current Liabilities	$884,713	$736,152
Total Current Liabilities	$948,197	$768,099
Long Term Liabilities
Convertible Note Payable
Mark Greenlaw Loan	$62,581	$60,736
Total Convertible Note Payable	$62,581	$60,736
Total Long Term Liabilities	$62,581	$60,736
Total Liabilities	$1,010,778	$828,835
Deficit
Additional Paid in Capital	$233,068	$233,531
Common Stock, 775,000,000 shares authorized, $0.001 par value, 60,407,660 shares issued and outstanding at November 30, 2010 and 53,499,660 shares issued and outstanding at May 31, 2010	$66,823	$53,500
Convertible Preferred Stock, 25,000,000 shares authorized, $0.001 par value, 130,000 shares issued and outstanding at November 30, 2010 and 100,000 shares issued and outstanding at May 31, 2010	$130	$100
Deficit Accumulated During the Exploration Stage	$(1,310,604)	$(1,115,965)
Total Stockholders Deficit	$(1,010,758)	$(828,834)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20	$1

(The accompanying notes are an integral part of these consolidated unaudited financial statements)

WESTMONT RESOURCES INC
CONSOLIDATED STATEMENTS OF EXPENSES

(AN EXPLORATION STAGE COMPANY)
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	Period from November 16, 2004 (Inception) through
	30-Nov-10	30-Nov-09	30-Nov-10	30-Nov-09	30-Nov-10
Ordinary Income/Expense
Income	$36,095	$-	$36,095	$-	$36,095
COGS	$56,254	$-	$56,254	$-	$56,254
Gross Margin	$(20,159)	$-	$(20,159)	$-	$(20,159)
Expense
Acquisition Costs	$-				$410,396
Consulting	$30,000	$-	$36,000		$36,000
Impairment Loss- Mineral Proper	$-	$-	$-		$3,450
Licenses and Permits	$-	$489	$-	$489	$128,800
Management Fees	$-	$17,325	$-	$24,825	$72,433
Donated Management Fees	$-	$-	$-		$(14,500)
Mineral Property Exploration Co	$-	$-	$-		$12,010
Office Supplies	$4,575	$3,098	$9,172	$16,879	$64,401
Professional Fees
Accounting	$30,245	$20,533	$30,245	$31,288	$126,828
Filing	$931	$7,296	$2,051	$12,971	$41,325
Legal Fees
Incorporation Costs	$-				$790
Legal Fees - Other	$50,000	$753	$50,000	$8,510	$179,327
Total Legal Fees	$50,000	$753	$50,000	$8,510	$180,117
Total Professional Fees	$81,176	$28,582	$82,296	$52,770	$348,270
Rent	$6,576	$4,444	$13,152	$10,965	$42,961
Software and Programming	$-	$-			$39,128
Travel & Ent	$-	$115	$8,732	$147	$28,478
Total Expense	$122,327	$54,053	$149,352	$106,074	$1,171,827
Net Ordinary Expenses	$(122,327)	$(54,053)	$(149,352)	$(106,074)	$(1,171,827)
Other Income/Expense
Other Expense
Interest Expenses	$13,024	$9,897	$25,128	$18,703	$85,426
Loss on Deconsolidation					$33,192
Other Expenses					$-
Total Other Expense	$13,024	$9,897	$25,128	$18,703	$118,618
Net Other Income/Expenses	$(13,024)	$(9,897)	$(25,128)	$(18,703)	$(118,618)
Net Loss	$(155,510)	$(63,950)	$(194,639)	$(124,777)	$(1,310,604)
Deemed dividend to Preferred Shareholders		$(1,500)			$(4,570)
Net Loss available to Common Shareholders	$(155,510)	$(65,450)	$(194,639)	$(124,777)	$(1,315,174)

 (The accompanying notes are an integral part of these consolidated unaudited financial statements)

WESTMONT RESOURCES INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

(AN EXPLORATION STAGE COMPANY)
(Unaudited)

	For the Six Month Ended	For the Six Month Ended	Period from November 16, 2004 (Inception) through
	30-Nov-10	30-Nov-09	30-Nov-10
OPERATING ACTIVITIES
Net Income / (Loss)	$(194,639)	$(127,324)	$(1,349,733)
Adjustments to reconcile Net Income
to net cash provided by operations:
Loss on Deconsolidation			$33,192
Common Stock for Services			$69,500
Preferred Stock for Services		$1,500	$4,540
Notes Payable for Services			$387,896
Changes in Operating Assets and Liabilities
Prepaid Expenses			$47,878
Accounts Payable	$42,718	$121,279	$124,816
Net cash provided by Operating Activities	$(151,921)	$(4,545)	$(681,911)
FINANCING ACTIVITIES
Due to Related Parties	$151,940	$6,940	$599,770
Proceeds from Common Stock			$82,160
Net cash provided by Financing Activities	$151,940	$6,940	$681,930
Net cash increase for period	$20	$2,395	$20
Cash at Beginning of Period	$-	$146
Cash at end of period	$20	$2,541	$20

Non-cash investing and financing activities
Common stock for partial settlement of convertible note	$-	$-	$60,538
Net assets acquired from Get2Networks	$-	$-	$43,300

(The accompanying notes are an integral part of these consolidated unaudited financial statements)

WESTMONT RESOURCES INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(AN EXPLORATION STAGE COMPANY)
(Unaudited)

November 30, 2010

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

2. Going Concern
These financial statements have been prepared on a going concern basis, which implies Westmont will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. As of November 30, 2010, Westmont has accumulated a loss carry over since inception.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is intending to fund its initial operations by way of issuing Founders' shares and entering into a private placement offering.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Westmont be unable to continue as a going concern.

3. Convertible Notes Payable; Acquisitions & Sales
a. Avalon International Inc.
On November 21, 2008, Westmont acquired 100% of Avalon International Inc. (“Avalon”) by issuing 450,000 shares, which had a fair value of $22,500. Avalon had an extensive amount of experience and a collection of 9 agricultural land development projects completed to date and an additional 6 contracted projects ready for financing.  The Company had no current operations and therefore was not considered a business under ASC 805-10 “Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business”.

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

·	On December 1, 2009 the Company issued 2,000,000 shares of common stock valued at $2,000 for partial settlement of principal on a convertible note.

·	On May 15, 2010, the Company issued 20,000,000 shares of common stock valued at $20,000 for partial settlement of principal on a convertible note.

·	On October 7, 2010 the Company issued 6,300,000 shares of common stock valued at $12,715 for partial settlement of principal on a convertible note.

b. Andrew Jarvis
On October 9, 2009, the Company entered into a promissory note with Andrew Jarvis related to advances previously made by Andrew Jarvis for the Company in the principal amount of $48,428. Prior to this agreement, the advances were not subject to a written agreement. The note bears an annual interest rate of 5% and was due on May 31, 2010. Upon default of the note and at the option of the holder, the holder may convert the outstanding amount of the note into common shares of the borrower at a discount to market price of 50%, where market price is equal to the average closing share price over 20 day trading range immediately preceding the date of default, Westmont analyzed the convertible note for derivative accounting consideration under FASB ASC 815-15 and FASB ASC 815-40. The Company determined the embedded conversion option in the convertible notes met the criteria for classification in stockholders equity under FASB ASC 815-15 and FASB ASC 815-40 until an event of default occurs. Therefore, derivative accounting was not applicable for this convertible note.

These advances were included in Due to Related Parties as of November 30, 2009 and were reclassified to Convertible Notes Payable on the accompanying balance sheet as a result of this amendment.

c. Domestic Energy Corporation Well Interest
On May 15, 2010, we signed a Memorandum of Understanding (MOU) for the Purchase of a 70% working interest in 92 oil & gas wells located in Scott & Morgan County Tennessee from Domestic Energy Corporation.  Transfer of ownership in these wells from Domestic Energy to Westmont began in June 2010 and was completed on December 29, 2010.  Domestic Energy Corporation is 87% controlled by The Avalon Group Ltd. who is also the largest beneficial owner of Westmont Resources Inc. through their control and ownership in F&M Inc.

4. Related Party Balances and Transactions
As of November 30, 2010 and 2009, Related Parties of the Company are owed for expenses they paid on behalf of the Company in the amount of $559,136 and 460,571 respectively.

a. The Avalon Group Ltd
On June 3, 2010, Westmont formalized a “Letter of Credit” with the Avalon Group Ltd.  The advances made by the Avalon Group Ltd as of November 30, 2010 are $487,508 plus interest of $20,385, and are associated with a $1,000,000 Line of Credit with an interest rate of Libor +2.5% and a maturity date of May 31, 2015.  The Note holder has the option to convert the outstanding balance at any time after June 15, 2011, into shares of common stock of the Company on a 75% discount to market price on the day of conversion.  As of the date the financials were issued no conversion has been done on this debt.

b. Andrew Jarvis
The advances made by the Andrew Jarvis, a former company Director, as of November 30, 2010 is $50,607 this debt is unsecured, with an interest rate of 5%. The Note holder has the option to convert the outstanding balance at any time after June 1, 2010, into shares of common stock of the Company on a 50% discount to market price on the day of conversion.  As of the date the financials were issued no conversion has been done on this debt.

5. Subsequent Events
On May 15, 2010, we signed a Memorandum of Understanding (MOU) for the Purchase of a 70% working interest in 92 oil & gas wells located in Scott & Morgan County Tennessee from Domestic Energy Corporation.  Transfer of ownership in these wells from Domestic Energy to Westmont began in June 2010 and was completed on December 29, 2010.  Domestic Energy Corporation is 87% controlled by The Avalon Group Ltd. who is also the largest beneficial owner of Westmont Resources Inc. through their control and ownership in F&M Inc.

Subsequent to May 31, 2010, Westmont acquired the exclusive sales and distribution rights to “FracSolv” on June 11, 2010 from NuEarth Corporation.  NuEarth Corporation is 85% controlled by The Avalon Group Ltd. who is also the largest beneficial owner of Westmont Resources Inc. through their control and ownership in F&M Inc.

On June 13, 2010 Westmont Resources, Inc entered into two Letters of Intent to acquire 1800 lease acres in Pennsylvania with 60 existing oil wells and 1600 lease acres in West Virginia with 60 existing oil wells.  Closing on the two LOI’s is scheduled for January 21, 2011.

On June 3, 2010, Westmont signed a memorandum of understanding (“MOU”) to acquire 10% rights to commercialize a patent pending, disruptive market making technology in the heavy oil production and extraction industry known as Heavy Oil and Gas Extraction technology (HOGE™).  Closing on the acquisition of the 10% interest in this technology is scheduled for February 15, 2011.

On June 3, 2010, Westmont formalized a “Letter of Credit” with the Avalon Group Ltd.  The advances made by the Avalon Group Ltd as of November 30, 2010 are $487,508 plus interest of $20,385, and are associated with a $1,000,000 Line of Credit with an interest rate of Libor +2.5% and a maturity date of May 31, 2015.  The Note holder has the option to convert the outstanding balance at any time after June 15, 2011, into shares of common stock of the Company on a 75% discount to market price on the day of conversion.  As of the date the financials were issued no conversion has been done on this debt.

On November 23, 2010, the Company’s Board of Directors and Majority Shareholders voted to complete a 300:1 reverse stock-split effective as of December 30, 2010, of its issued and outstanding common stock and convertible preferred stock.

Subsequent to the end of the Quarter on November 30, 2010, Westmont complete the acquisition of the 70% working interest in 92 oil & gas wells located in Scott & Morgan County Tennessee from Domestic Energy Corporation on December 29, 2010.  Domestic Energy Corporation is 87% controlled by The Avalon Group Ltd. who is also the largest beneficial owner of Westmont Resources Inc. through their control and ownership in F&M Inc.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

1. CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Report on Form 10-K and our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

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

·	Convertible Note Exchange:

o	On December 1, 2009 the Company issued 2,000,000 shares of common stock valued at $2,000 for partial settlement of principal on a convertible note.

o	On May 15, 2010, the Company issued 20,000,000 shares of common stock valued at $20,000 for partial settlement of principal on a convertible note.

o	On October 7, 2010 the Company issued 6,300,000 shares of common stock valued at $12,715 for partial settlement of principal on a convertible note.

·
On May 15, 2010, we signed a Memorandum of Understanding (MOU) for the Purchase of a 70% working interest in 92 oil & gas wells located in Scott & Morgan County Tennessee from Domestic Energy Corporation.  Transfer of ownership in these wells from Domestic Energy to Westmont began in June 2010 and was completed on December 29, 2010.  Domestic Energy Corporation is 87% controlled by The Avalon Group Ltd. who is also the largest beneficial owner of Westmont Resources Inc. through their control and ownership in F&M Inc.

·
On June 11, 2010, Westmont acquired exclusive sales and distribution rights to “FracSolv” manufactured and produced by NuEarth Corporation.  NuEarth Corporation is 85% controlled by The Avalon Group Ltd. who is also the largest beneficial owner of Westmont Resources Inc. through their control and ownership in F&M Inc.

·
On June 13, 2010 Westmont Resources, Inc entered into two Letters of Intent to acquire 1800 lease acres in Pennsylvania with 60 existing oil wells and 1600 lease acres in West Virginia with 60 existing oil wells.  Closing on the two LOI’s is scheduled for January 21, 2011.

·
On June 3, 2010, Westmont signed a memorandum of understanding (“MOU”) to acquire 10% rights to commercialize a patent pending, disruptive market making technology in the heavy oil production and extraction industry known as Heavy Oil and Gas Extraction technology (HOGE™).  Closing on the acquisition of the 10% interest in this technology is scheduled for February 15, 2011.

·
On June 3, 2010, Westmont formalized a “Letter of Credit” with the Avalon Group Ltd.  The advances made by the Avalon Group Ltd as of November 30, 2010 are $487,508 plus interest of $20,385, and are associated with a $1,000,000 Line of Credit with an interest rate of Libor +2.5% and a maturity date of May 31, 2015.  The Note holder has the option to convert the outstanding balance at any time after June 15, 2011, into shares of common stock of the Company on a 75% discount to market price on the day of conversion.  As of the date the financials were issued no conversion has been done on this debt.

·
On November 23, 2010, the Company’s Board of Directors and Majority Shareholders voted to complete a 300:1 reverse stock-split effective as of December 30, 2010, of its issued and outstanding common stock and convertible preferred stock.

·
Subsequent to the end of the Quarter on November 30, 2010, Westmont complete the acquisition of the 70% working interest in 92 oil & gas wells located in Scott & Morgan County Tennessee from Domestic Energy Corporation on December 29, 2010.  Domestic Energy Corporation is 87% controlled by The Avalon Group Ltd. who is also the largest beneficial owner of Westmont Resources Inc. through their control and ownership in F&M Inc.

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

9. RESULTS OF OPERATIONS
As of November 30, 2010, we had cash on hand of $20; a LOC remaining balance of $512,491 and a working capital deficit of  $(1,310,604).  Westmont Resources Inc, has a current rolling line of credit for $1.0M with The Avalon Group Ltd. of Netanya, Israel, of which approximately $487,508 has been draw down on the LOC.  Utilizing the remaining balance of the LOC, Westmont has sufficient working capital to pay for the anticipated costs of $325,000 for Phase I of our exploration program and meet the anticipated costs of operating our business for the next twelve months.  Financial projections are based on the financial commitment arrangement made with the Avalon Group Ltd our largest beneficial shareholder.  We anticipate that we will incur the following expenses over the next twelve months:

10. PLANNED EXPENDITURES OVER NEXT 12 MONTHS

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$25,000.
Office Expenses	$3,500.
Oil & Gas Property Exploration Expenses	$325,000.
Travel Expenses	$55,000.
TOTAL	$408,500.

11. REVENUES
We have earned our first revenues from operations in the 2nd Quarter ending on November 30, 2010. We enter into commercial production of our oil and gas properties.

30-Nov-10
Income	$36,095
COGS	$56,254
Gross Margin	$(20,159)

12. EXPENSES

	For the Three Months Ended	For the Three Months Ended
	30-Nov-10	30-Nov-09
Expense
Consulting	$30,000	$-
Licenses and Permits	$-	$489
Management Fees	$-	$17,325
Office Supplies	$4,575	$3,098
Total Professional Fees	$81,176	$28,582
Rent	$6,576	$4,444
Travel & Ent	$-	$115
Total Expense	$122,327	$54,053

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

13. LIQUIDITY AND FINANCIAL CONDITION

A. WORKING CAPITAL

	30-Nov-10	31-May-10
Total Current Assets	$20	$1
Total Current Liabilities	$954,437	$439,142
Working Capital / (Deficit)	$(954,417)	$(439,141)

B. CASH FLOW

	For the Six Month Ended	For the Six Month Ended	Period from November 16, 2004 (Inception) through
	30-Nov-10	30-Nov-09	30-Nov-10
OPERATING ACTIVITIES
Net Income / (Loss)	$(194,639)	$(127,324)	$(1,349,733)
Net cash provided by Operating Activities	$(151,921)	$(4,545)	$(681,911)
Net cash provided by Financing Activities	$151,940	$6,940	$681,930
Net cash increase for period	$20	$2,395	$20
Cash at Beginning of Period	$-	$146
Cash at end of period	$20	$2,541	$20

The decreases in our working capital deficit at November 30, 2010 from our year ended May 31, 2010, and the increase in our cash used during the 1st and 2nd Quarters of our Fiscal year ending May 31, 2011, from the preceding fiscal year are primarily a result of the increases in general expenses are primarily a result of the proposed acquisition of the 70% working interest in the 92 oil and natural gas wells located in Tennessee from Domestic Energy Corporation and the acquisition of the Pennsylvania and West Virginia leaseholds totaling an additional 120 wells.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

 None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 23, 2010, the Board of Directors and stockholders holding a majority of the voting power of Westmont Resource Inc., took action by written consent to reduce the number of the total issued and outstanding capital stock of the Company by effectuating a reverse stock split on a 300 to 1 ratio effective on December 30, 2010.

Since the actions was approved by a majority of stockholders who collectively hold or control Fifty-Nine and Two Hundreds percent (59.02%) of the total voting rights of the Company consisting of Fifty-Two and Eighty-Five Hundreds percent (52.85%) of the Common shares voting rights and Seventy-Six and Ninety-Two Hundreds percent (76.92%) of the Class A Preferred shares voting rights.  As a result, the proposal has been approved without the affirmative vote of any other stockholders of the Company.  The effective date on this corporate action will take effect after the close of business on December 30, 2010.

The corporate actions involve one (1) proposal (the “Proposal”) providing for the following:

·
To approve a 1 – for – 300 reverse split of the issued and outstanding shares of Common Stock such that each Three Hundred (300) shares of Common Stock, $0.001 par value, issued and outstanding immediately prior to the effective date (the “Old Common Stock”) shall be recombined, reclassified and changed into one (1) share of the corporation's Common Stock, $0.001 par value (the “New Common Stock”), with any fractional interest rounded up to the nearest whole share.

·
To approve a 1 – for – 300 reverse split of the issued and outstanding shares of Class A Preferred Stock such that each Three Hundred (300) shares of Class A Preferred Stock, $0.001 par value, issued and outstanding immediately prior to the effective date (the “Old Class A Preferred Stock”) shall be recombined, reclassified and changed into one (1) share of the corporation's Class A Preferred Stock, $0.001 par value (the “New Class A Preferred Stock”), with any fractional interest rounded up to the nearest whole share.

ITEM 5.  OTHER INFORMATION.

1.
August 20, 2009:  Westmont Resources, Inc., has relocated its offices.  The Company’s new address is 155 – 108th Avenue NE, Suite 150, Bellevue, WA 98004.  The Company’s new telephone number is (206) 922-2203.

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

3.	October 16, 2009: Peter Lindhout our President resigned from his position as President. Mr. Glenn McQuiston our Chief Financial Officer was appointed as President.

4.	April 15, 2010: Larry Grella resigns as Director of Westmont Resources Inc pursuant to Sale of Get2Networks Inc.

5.	April 16, 2010: Marcie Corbin is appointed Director and CFO of Westmont Resources Inc.

ITEM 6.  EXHIBITS.

Exhibit
Number	Description of Exhibits	Location
3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 as filed with the Securities & Exchange Commission on October 13, 2006, as subsequently amended.
3.2	Bylaws, as amended.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 as filed with the Securities & Exchange Commission on October 13, 2006, as subsequently amended.
21.1	List of Subsidiaries.	Included herein.
31.1; and 31.2	Certification of Chief Executive Officer, and Chief Financial Officer pursuant to U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included herein.
32.1; and 32.2	Certification of Chief Executive Officer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included herein.
99.1	Security Reports

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMONT RESOURCES, INC.

Date:	Friday, 14 January 2011	By:	/s/ Dr. Bruce E. Fischer
DR. BRUCE E. FISCHER Managing Director, Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Friday, 14 January 2011	By:	/s/ Dr. Bruce E. Fischer
DR. BRUCE E. FISCHER Managing Director, Chief Executive Officer (Principal Executive Officer)

Date:	Friday, 14 January 2011	By:	/s/ Glenn McQuiston
GLENN MCQUISTON
President and Director (Principal Operations Officer)

Date:	Friday, 14 January 2011	By:	/s/ Marcie Corbin
MARCIE CORBIN
Chief Financial Officer and Director (Principal Financial Officer)