Form 10-Q/A
period 2010-11-30
WESTMONT RESOURCES INC.
filed 2011-01-18
CIK 1377963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Westmont Resources Inc.
(A Development Stage Consolidated Group of Companies)

November 30, 2010

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q (the “Original 10-Q”) for the quarter ended November 30, 2010, as filed with the Securities and Exchange Commission on January 14, 2011.  The Original 10-Q was inadvertently filed prior to the completion of the review by our independent registered Public Accounting Firm.  This amendment is not intended to update any other information presented in the Original 10-Q. References to the quarterly report on Form 10-Q herein shall refer to this quarterly report on Form 10-Q/A filed on January 18, 2011.

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

WESTMONT RESOURCES, INC.

Date:	Friday, 18 January 2011	By:	/s/ Dr. Bruce E. Fischer
DR. BRUCE E. FISCHER Managing Director, Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Friday, 18 January 2011	By:	/s/ Dr. Bruce E. Fischer
DR. BRUCE E. FISCHER Managing Director, Chief Executive Officer (Principal Executive Officer)

Date:	Friday, 18 January 2011	By:	/s/ Glenn McQuiston
GLENN MCQUISTON
President and Director (Principal Operations Officer)

Date:	Friday, 18 January 2011	By:	/s/ Marcie Corbin
MARCIE CORBIN
Chief Financial Officer and Director (Principal Financial Officer)