Form 10-Q/A
period 2010-11-30
WESTMONT RESOURCES INC.
filed 2011-01-19
CIK 1377963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

November 30, 2010

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q/A for the quarter ended November 30, 2010, as filed with the Securities and Exchange Commission on January 18, 2011.   The consolidated balance sheet, statement of operations and cash flows were restated to reflect adjustments for a property acquistion and certain equity transactions.  See Note 8 to the consolidated financial statements for details.

WESTMONT RESOURCES INC
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	30-Nov-2010 (Restated)	31-May-2010 (Combined)
ASSETS
Cash	$20	$1
Total Current Assets	20	1
Oil and gas properties – successful efforts method	343,365	343,365
TOTAL ASSETS	$343,385	$343,366
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$63,484	$31,947
Related party line of credit	507,894	357,216
Related party convertible note payable	51,242	49,979
Convertible note payable	325,577	328,956
Related party promissory note	200,000	200,000
Total Current Liabilities	1,148,197	968,098
Long Term Liabilities
Asset retirement obligation	93,365	93,365
Convertible Note Payable	62,581	60,736
Total Liabilities	1,304,143	1,122,199
Stockholders’ Deficit
Common Stock, 775,000,000 shares authorized, $0.001 par value, 199,916 shares issued and outstanding at November 30, 2010 and 178,332 shares issued and outstanding at May 31, 2010	200	178
Convertible Preferred Stock, 25,000,000 shares authorized, $0.001 par value, 100,000 shares issued and outstanding at November 30, 2010 and May 31, 2010	100	100
Additional Paid in Capital	360,050	336,853
Accumulated deficit	(1,321,108)	(1,115,964)
Total Stockholders Deficit	(960,758)	(778,833)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$343,385	$343,366

(The accompanying notes are an integral part of these consolidated unaudited financial statements)

WESTMONT RESOURCES INC
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	30-Nov-10 (Restated)	30-Nov-09 (Combined)	30-Nov-10 (Restated)	30-Nov-09 (Combined)
Oil and gas revenues	$10,693	$2,689	$36,095	$5,377
Lease operating expenses	28,170	7,466	56,254	15,277
General and administrative expenses	132,831	54,053	159,857	108,621
Loss from operations	(150,308)	(58,829)	(180,016)	(118,521)
Interest Expense	13,024	9,896	25,128	18,703
Net Loss	(163,332)	(68,726)	(205,144)	(137,224)
Deemed dividend to Preferred Shareholders	-	(1,500)	-	(1,500)
Net Loss available to Common Shareholders	$(163,332)	$(70,226)	$(205,144)	$(138,724)

Loss per share – basic and diluted	$(0.85)	$ (10.90)	$(1.11)	$(21.53)

Weighted average shares outstanding- basic and diluted	191,731	6,442	184,995	6,442

 (The accompanying notes are an integral part of these consolidated unaudited financial statements)

WESTMONT RESOURCES INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Month Ended	For the Six Month Ended
	30-Nov-10 (Restated)	30-Nov-09 (Combined)
OPERATING ACTIVITIES
Net Loss	$(205,144)	$(138,724)
Adjustments to reconcile net loss
to net cash used in operations:
Common stock issued for services	10,504	-
Preferred stock issued for services	-	1,500
Changes in Operating Assets and Liabilities
Accounts payable and accrued expenses	56,807	132,679
Net cash used in operating activities	(137,833)	(4,545)
FINANCING ACTIVITIES
Advances from related parties	137,852	6,940
Net cash provided by financing activities	137,852	6,940
Net change in cash	19	2,395
Cash at Beginning of Period	1	146
Cash at end of period	$20	$2,541

Non-cash investing and financing activities
Common stock issued for conversion of notes payable	$12,715	-

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

The consolidated balance sheet as of May 31, 2010 and the consolidated statements of operations and cash flows for the three and six months ended November 30, 2009 present the combined financial information of Westmont and Domestic Energy Corporation as if the companies were combined on June 1, 2009 in accordance with ASC 805-10.  See Note 4 for details. (1)

All significant inter-company balances and transactions have been eliminated on consolidation.

In prior periods, Wesmont Resources, Inc. was in the development stage as defined by ASC 915.  With commencement of Westmont's principal oil and gas operations, Westmont is no longer a development stage company.

Oil and Gas Operations.

The Company applies the successful efforts method of accounting for oil and gas properties. Under the successful efforts method, exploration costs such as exploratory geological and geophysical costs, delay rentals and exploration overhead are charged against earnings as incurred. Acquisition costs and costs of drilling exploratory wells are capitalized pending determination of whether proved reserves can be attributed to the area as a result of drilling the well. If management determines that commercial quantities of hydrocarbons have not been discovered, capitalized costs associated with exploratory wells are charged to exploration expense. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment, based on the Company’s current exploration plans, and a valuation.

Depreciation, depletion and amortization of the cost of proved oil and gas properties are calculated using the unit-of-production method. The reserve base used to calculate depreciation, depletion and amortization is the sum of proved developed reserves and proved undeveloped reserves for leasehold acquisition costs and the cost to acquire proved properties. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account.

Amortization rates are updated to reflect: 1) the addition of capital costs, 2) reserve revisions (upwards or downwards) and additions, 3) property acquisitions and/or property dispositions and 4) impairments.

The Company reviews its property and equipment in accordance with Accounting Standard Codification (ASC) 360, Property, Plant, and Equipment (ASC 360). ASC 360 requires the Company to evaluate property and equipment as an event occurs or circumstances change that would more likely than not reduce the fair value of the property and equipment below the carrying amount. If the carrying amount of property and equipment is not recoverable from its undiscounted cash flows, then the Company would recognize an impairment loss for the difference between the carrying amount and the discounted cash flow.

(1) This transaction was accounted for as a pooling of interests between entities under common control.

Asset Retirement Obligation

ASC 410, Asset Retirement and Environmental Obligations (ASC 410) requires that the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company records asset retirement obligations to reflect the Company’s legal obligations related to future plugging and abandonment of its oil and natural gas wells and gas gathering systems. The Company estimates the expected cash flow associated with the obligation and discounts the amounts using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether a change in the estimated obligation is necessary. The Company evaluates whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), the Company will accordingly update its assessment. Additional retirement obligations increase the liability associated with new oil and natural gas wells as these obligations are incurred.

An asset retirement obligation of $93,365 was recorded in association with the wells acquired from Domestic Energy Corporation.  See Note 4.

Revenue Recognition

Revenues from the sale of oil and natural gas are recognized when the products are sold to a purchaser at a fixed or determinable price, delivery has occurred and title has transferred, and collectibility of the revenue is reasonably assured. The Company follows the sales method of accounting for recording oil and gas revenues.  The volumes sold may differ from the volumes to which the Company is entitled based on its interests in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. The Company had no significant imbalances as of November 30, 2010.

2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies Westmont will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has had recurring net losses and has a working capital deficit as of November 30, 2010.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Westmont be unable to continue as a going concern.

3.	Convertible Notes Payable

On November 21, 2008, Westmont acquired 100% of Avalon International Inc. (“Avalon”).  In connection with the acquisition of Avalon International, Westmont assumed a convertible note payable previously issued by Avalon (the “Note”) totaling $387,896, bearing interest based on Libor plus 2% per annum. The Note holder has the option to convert the entire outstanding balance at any time to the equivalent of Twenty-Five Percent of the total authorized shares of Westmont provided the conversion would not cause Westmont to issue more shares than Westmont has authorized less the actual shares issued and obligations to issue shares under any outstanding agreement. Westmont evaluated the embedded conversion option to determine if it was within the scope of ASC 815-15 “Accounting for Derivative Instruments and Hedging Activities”. Westmont concluded that the conversion option should be classified as equity under ASC 815-15. Westmont also evaluated the convertible note to determine if it was within the scope of ASC 470-20 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and determined there was no intrinsic value associated with the conversion option.

·	On September 3, 2010, the Company issued 1,000 shares of common stock valued at $605 for partial conversion of principal on the convertible note.

·	On October 7, 2010 the Company issued 20,000 shares of common stock valued at $12,110 for partial conversion of principal on the convertible note.

4.	Domestic Energy Corporation Working Interest Transfer

On May 15, 2010, Westmont signed a Memorandum of Understanding (MOU) for the Purchase of a 70% working interest in 92 oil & gas wells located in Scott & Morgan County Tennessee from Domestic Energy Corporation.  Transfer of ownership in these wells from Domestic Energy to Westmont began in June 2010 and was completed during the quarter ended November 30, 2010.  On December 29, 2010, Westmont finalized a purchase and sale agreement with Domestic Energy for the wells in question.  The final purchase price is:

(a)
$200,000 in the form of a promissory note bearing interest at 8%, payable in 20 equal monthly installments. Payments will commence in March of 2011.  The note is secured by an interest in the wells purchased.

(b)	All of Westmont’s interest in a gold mine and business identified as NorthStar Exploration, Inc which represents an interest in gold and other mineral deposits located in British Columbia, Canada.

Domestic Energy Corporation is 87% controlled by The Avalon Group Ltd. who is also the largest beneficial owner of Westmont Resources Inc. through their control and ownership in F&M Inc.  As the transfer occurred between entities under common control, the working interests were transferred at  Domestic Energy Corporation’s cost basis in the properties of $250,000.  ASC 805-10 requires Westmont present the transaction as if the combination occurred as of the first day of the first period presented requiring prior comparative periods to be restated to reflect separate information as if were combined for all periods with intercompany amounts subject to elimination.  The fair value of the gold mine interest in (b) above was $0 and accordingly the total purchase price of the working interests was $200,000.  The difference between the purchase price and value of the properties transferred of $50,000 was recorded as a contribution to capital.

No depletion expense has been recognized on the transferred properties for the quarter ended November 30, 2010 as the current production was minimal in relation to total reserves.

An asset retirement obligation of $93,365 was recorded for the wells acquired above.

5.	Related Party Balances and Transactions

a.	The Avalon Group Ltd

On June 3, 2010, Westmont formalized a “Letter of Credit” with the Avalon Group Ltd.  The advances made by the Avalon Group Ltd as of November 30, 2010 are $487,508 plus accrued interest of $20,386, and are associated with a $1,000,000 Line of Credit with an interest rate of Libor +2.5% and a maturity date of May 31, 2015.  The Note holder has the option to convert the outstanding balance at any time after June 15, 2011, into shares of common stock of the Company on a 75% discount to market price on the day of conversion.  During the six months ended November 30, 2010, $137,852 was advanced and $12,826 of interest was accrued on this loan.

b.	Andrew Jarvis

The advances made by Andrew Jarvis, a former company Director, as of November 30, 2010 is $51,242. This debt is unsecured, with an interest rate of 5%. The Note holder has the option to convert the outstanding balance at any time after June 1, 2011, into shares of common stock of the Company on a 50% discount to market price on the day of conversion.

c.	Domestic Energy Corporation

Domestic Energy Corporation is 87% controlled by The Avalon Group Ltd. who is also the largest beneficial owner of Westmont Resources Inc. through their control and ownership in F&M Inc.  In conjunction with the asset transfer in Note 4, a $200,000 promissory note was issued.  See Note 4 for details.

6.	Common Stock

On September 3, 2010, the Company issued 583 shares of common stock valued at $10,504 to third parties for services rendered.  The shares were fully vested and non-forfeitable on the date of grant and therefore the entire amount was charged to expense during the three months ended November 30, 2010.

On September 3, 2010, the Company issued 1,000 shares of common stock valued at $605 for partial conversion of principal on the convertible note.  See Note 3.

On October 7, 2010 the Company issued 20,000 shares of common stock valued at $12,110 for partial conversion of principal on the convertible note.  See Note 3.

7.	Subsequent Events

On November 23, 2010, the Company’s Board of Directors and majority shareholders voted to complete a 300:1 reverse stock-split effective as of December 30, 2010, of its issued and outstanding common stock and convertible preferred stock.  All share and per share amounts in the consolidated financial statements and footnotes have been adjusted retroactively to reflect the split as if it occurred on the first day of the first period presented.

8.	Restatement

This Amendment No. 2 on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q/A for the quarter ended November 30, 2010, as filed with the Securities and Exchange Commission on January 18, 2011.   The consolidated statement of operations and cash flows were restated to reflect an increase to general and administrative expenses and corresponding net loss as a result of previously unrecorded stock based compensation expense of $10,504.  In addition, oil and gas revenues and lease operating expenses were reduced by $25,402 and $28,084, respectively for the three month period ended November 30, 2010 in the consolidated statement of operations due to these amounts being recorded incorrectly.  The following table presents the adjustments to the consolidated balance sheet:

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

As an independent junior oil and gas Company with ambitions to become an independent major in selected regions, the company’s strategy is two-fold. First, to grow rapidly through the acquisition or “roll-up” of undervalued oil & gas properties with proven reserves in heavy oil and oil shale which have only been partially developed. Second, through the use of proprietary disruptive technologies the company “wrings out” the untapped value of the target properties’ reserves. The company’s growth plans are in modular steps depending on the availability of capital.

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

·	Convertible Note Exchange:

o	On December 1, 2009 the Company issued 6,667 shares of common stock valued at $2,000 for partial settlement of principal on a convertible note.

o	On May 15, 2010, the Company issued 66,667 shares of common stock valued at $20,000 for partial settlement of principal on a convertible note.

o	On September 3, 2010 the Company issued 1,000 shares of common stock valued at $605 for partial settlement of principal on a convertible note.

o	On October 7, 2010 the Company issued 20,000 shares of common stock valued at $12,110 for partial settlement of principal on a convertible note.

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

9. RESULTS OF OPERATIONS
As of November 30, 2010, we had cash on hand of $20; a LOC remaining balance of $512,491 and a working capital deficit of  $(948,177).  Westmont Resources Inc, has a current rolling line of credit for $1.0M with The Avalon Group Ltd. of Netanya, Israel, of which approximately $487,508 has been draw down on the LOC.  Utilizing the remaining balance of the LOC, Westmont has sufficient working capital to pay for the anticipated costs of $325,000 for Phase I of our exploration program and meet the anticipated costs of operating our business for the next twelve months.  Financial projections are based on the financial commitment arrangement made with the Avalon Group Ltd our largest beneficial shareholder.  We anticipate that we will incur the following expenses over the next twelve months:
10. PLANNED EXPENDITURES OVER NEXT 12 MONTHS

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$25,000
Office Expenses	$3,500
Oil & Gas Property Exploration Expenses	$325,000
Travel Expenses	$55,000
TOTAL	$408,500

11. OIL AND GAS REVENUES AND LEASE OPERATING EXPENSES
In conjunction with our acquisition of oil and gas working interests from Domestic Energy Corporation described below, we entered into commercial production of our oil and gas properties.  The increase in oil and gas sales of for the three and six months ended November 30, 2010 compared to the three and six months ended November 30, 2009 is due primarily to completion of the agreement with Domestic Energy and increased focus on the development of the operations.

On May 15, 2010, Westmont signed a Memorandum of Understanding (MOU) for the Purchase of a 70% working interest in 92 oil & gas wells located in Scott & Morgan County Tennessee from Domestic Energy Corporation.  Transfer of ownership in these wells from Domestic Energy to Westmont began in June 2010 and was completed during the quarter ended November 30, 2010.  On December 29, 2010, Westmont finalized a purchase and sale agreement in the amount of $200,000 with Domestic Energy for the wells in question.

No depletion expense has been recognized on the transferred properties for the quarter ended November 30, 2010 as the current production was minimal in relation to total reserves.

Lease operating expenses for the three and six months ended November 30, 2010 increased compared to the three and six months ended November 30, 2009 due primarily to completion of the agreement with Domestic Energy and increased focus on the development of the operations.
12. GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased by $51,236 for the six months ended November 30, 2010 when compared with the same period for 2009.  General and administrative expenses increased by $78,778 for the three months ended November 30, 2010 when compared with the same period for 2009.

The increases in general and administrative expenses for the three and six months ended November 30, 2010 are primarily a result of the acquisition of the 70% working interest in the 92 oil and natural gas wells located in Tennessee from Domestic Energy Corporation.

We anticipate our operating expenses will increase significantly as we proceed with our exploration and operations program associated with this acquisition.
13. LIQUIDITY AND FINANCIAL CONDITION

A. WORKING CAPITAL

	30-Nov-10	31-May-10
Total Current Assets	$20	$1
Total Current Liabilities	$1,148,197	$968,098
Working Capital / (Deficit)	$(1,148,177)	$(968,097)

B. CASH FLOW

	For the Six Month Ended	For the Six Month Ended
	30-Nov-10	30-Nov-09
OPERATING ACTIVITIES
Net Income / (Loss)	$(205,144)	$(138,724)
Net cash provided by Operating Activities	$(137,833)	$(4,545)
Net cash provided by Financing Activities	$137,852	$6,940
Net cash increase for period	$20	$2,395
Cash at Beginning of Period	$-	$146
Cash at end of period	$20	$2,541

The increase in our working capital deficit at November 30, 2010 from our year ended May 31, 2010, and the increase in our cash used during the 1st and 2nd Quarters of our Fiscal year ending May 31, 2011, from the preceding fiscal year are primarily a result of the increases in general expenses, which are primarily a result of the proposed acquisition of the 70% working interest in the 92 oil and natural gas wells located in Tennessee from Domestic Energy Corporation and the acquisition of the Pennsylvania and West Virginia leaseholds totaling an additional 120 wells.

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

As of the end of the period covered by this report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective for the purposes stated above due to material errors in the recording of the asset transfer and equity transactions. The consolidated financial statements in this report have been adjusted to include necessary changes related to these items. Management is working on plans to improve the processes that govern the recording of these payments and other related transactions. We believe these plans, when finalized, will enable us to avoid these types of errors in the future.
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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 26, 2009, Westmont issued Thirty Thousand (30,000) split-adjusted shares of Series A Preferred Stock to F&M Inc for services provided to the Company.  These shares of Preferred Stock have 160 votes per share, and each share of Preferred Stock converts into 160 shares of Common Stock.  Westmont estimated the fair value to total $30.00 and charged this amount as compensation expense.

On May 11, 2010, Westmont issued Forty Thousand (40,000) shares of Series A Preferred Stock to F&M Inc. for services provided to the Company.  These shares of Preferred Stock have 160 votes per share, and each share of Preferred Stock converts into 160 shares of Common Stock.  Westmont estimated the fair value to total $40 and charged this amount as compensation expense.

On May 11, 2010, Westmont issued One Hundred Thousand (100,000) shares of Common Stock to the below listed organizations for services provided to the Company.  These shares of Common Stock have 1 vote per share.  Westmont estimated the fair value to total $30,000 and charged this amount as compensation expense.
•	0692545 BC LTD	8,699 Common Shares

•	Bogat Family Trust	8,699 Common Shares

•	Harpreet Hayer	8,699 Common Shares

•	F&M Inc.	73,903 Common Shares

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

WESTMONT RESOURCES, INC.

Date:	Friday, 19 January 2011	By:	/s/ Dr. Bruce E. Fischer
DR. BRUCE E. FISCHER Managing Director, Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Friday, 19 January 2011	By:	/s/ Dr. Bruce E. Fischer
DR. BRUCE E. FISCHER Managing Director, Chief Executive Officer (Principal Executive Officer)

Date:	Friday, 19 January 2011	By:	/s/ Glenn McQuiston
GLENN MCQUISTON
President and Director (Principal Operations Officer)

Date:	Friday, 19 January 2011	By:	/s/ Marcie Corbin
MARCIE CORBIN
Chief Financial Officer and Director (Principal Financial Officer)