Form 10-Q
period 2011-02-28
WESTMONT RESOURCES INC.
filed 2011-04-19
CIK 1377963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of Tuesday, 19 April 2011 the Issuer had 145,330,967 Shares of Common Stock and 1,000,433 of Class A Preferred Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Westmont Resources Inc.

February 28, 2011

WESTMONT RESOURCES INC
CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	28-Feb-11	31-May-10
		(Combined)
ASSETS
Cash	$-	$1
Total Current Assets	$-	$1
Oil and gas properties – successful efforts method	$343,365	$343,365
TOTAL ASSETS	$343,365	$343,366
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$59,316	$31,947
Related party line of credit	$530,360	$357,216
Related party convertible note payable	$51,885	$49,979
Convertible note payable	$306,503	$328,956
Related party promissory note	$202,667	$200,000
Total Current Liabilities	$1,150,731	$968,098
Long Term Liabilities
Asset retirement obligation	$93,365	$93,365
Convertible Note Payable	$63,524	$60,736
Total Liabilities	$1,307,620	$1,122,199
Stockholders’ Deficit
Common Stock, 775,000,000 shares authorized, $0.001 par value, 111,901,400 shares issued and outstanding at February 28, 2011 and 178,332 shares issued and outstanding at May 31, 2010	$111,901	$178
Convertible Preferred Stock, 25,000,000 shares authorized, $0.001 par value, 1,000,433 shares issued and outstanding at February 28, 2011 and 100,000 shares issued and outstanding at May 31, 2010	$1,100	$100
Additional Paid in Capital	$1,475,252	$336,853
Accumulated deficit	$(2,552,508)	$(1,115,964)
Total Stockholders’ Deficit	$(964,255)	$(778,833)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$343,365	$343,366

The accompanying notes are an integral part of these consolidated unaudited financial statements

WESTMONT RESOURCES INC
CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended 28-Feb-11	For the Three Months Ended 28-Feb-10 (Combined)	For the Nine Months Ended 28-Feb-11	For the Nine Months Ended 28-Feb-10 (Combined)
Oil and gas revenues	$49,172	$1,003	$85,267	$6,380
Lease operating expenses	$45,626	$4,937	$112,385	$20,214
General and administrative expenses	$1,218,280	$28,799	$1,367,632	$137,419
Loss from operations	$(1,214,735)	$(32,733)	$(1,394,750)	$(151,253)
Interest Expense	$16,666	$9,992	$41,793	$28,696
Net Loss	$(1,231,400)	$(42,725)	$(1,436,544)	$(179,949)
Deemed dividend to Preferred Shareholders		$(1,500)		$(1,500)
Net Loss available to Common Shareholders	$(1,231,400)	$(44,225)	$(1,436,544)	$(181,449)

Loss per share – basic and diluted	$(0.02)	$(0.02)	$(0.07)	$(0.09)

Weighted average shares outstanding- basic and diluted	65,335,445	1,932,660	21,658,046	1,932,660

The accompanying notes are an integral part of these consolidated unaudited financial statements

WESTMONT RESOURCES INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Nine Month Ended 28-Feb-11	For the Nine Month Ended 28-Feb-10 (Combined)
OPERATING ACTIVITIES
Net Loss	$(1,436,544)	$(181,449)
Adjustments to reconcile net loss
to net cash used in operations:
Common stock issued for services	473,691	-
Preferred stock issued for services	741,099	1,500

Changes in Operating Assets and Liabilities
Accounts payable and accrued expenses	69,306	120,142
Net cash used in operating activities	$(152,447)	$(59,807)
FINANCING ACTIVITIES
Advances from related parties	152,446	59,661
Net cash provided by financing activities	152,446	59,661
Net change in cash	$(1)	$(146)
Cash at Beginning of Period	1	146
Cash at end of period	$0	$0

Supplemental disclosure of cash flow information Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Common stock issued for conversion of notes payable	24,609	-

The accompanying notes are an integral part of these consolidated unaudited financial statements

WESTMONT RESOURCES INC
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

The consolidated balance sheet as of May 31, 2010 and the consolidated statements of operations and cash flows for the three and nine months ended February 28, 2011 present the combined financial information of Westmont and Domestic Energy Corporation as if the companies were combined on June 1, 2009 in accordance with ASC 805-10. See Note 4 for details.

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

Revenue Recognition

Revenues from the sale of oil and natural gas are recognized when the products are sold to a purchaser at a fixed or determinable price, delivery has occurred and title has transferred, and collectability of the revenue is reasonably assured. The Company follows the sales method of accounting for recording oil and gas revenues. The volumes sold may differ from the volumes to which the Company is entitled based on its interests in the properties. These differences create imbalances, which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. The Company had no significant imbalances as of February 28, 2011.

2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies Westmont will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has had recurring net losses and has a working capital deficit as of February 28, 2011. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Westmont be unable to continue as a going concern.

3.	Convertible Notes Payable

On November 21, 2008, Westmont acquired 100% of Avalon International Inc. (“Avalon”). In connection with the acquisition of Avalon International, Westmont assumed a convertible note payable previously issued by Avalon (the “Note”) totaling $387,896, bearing interest based on Libor plus 2% per annum. The Note holder has the option to convert the entire outstanding balance at any time to the equivalent of Twenty-Five Percent of the total authorized shares of Westmont provided the conversion would not cause Westmont to issue more shares than Westmont has authorized less the actual shares issued and obligations to issue shares under any outstanding agreement. Westmont evaluated the embedded conversion option to determine if it was within the scope of ASC 815-15 “Accounting for Derivative Instruments and Hedging Activities.” Westmont concluded that the conversion option should be classified as equity under ASC 815-15. Westmont also evaluated the convertible note to determine if it was within the scope of ASC 470-20 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and determined there was no intrinsic value associated with the conversion option.

•	On September 3, 2010, the Company issued 1,000 shares of common stock valued at $605 for partial conversion of principal on the convertible note.

•	On October 7, 2010 the Company issued 20,000 shares of common stock valued at $12,110 for partial conversion of principal on the convertible note.

•	On January 5, 2011, the Company issued 6,000,000 shares of common stock valued at $12,110 for partial conversion of principal on the convertible note.

•	On February 4, 2011 the Company issued 5,700,000 shares of common stock valued at $11,504 for partial conversion of principal on the convertible note.

As of February 28, 2011, $306,494 was owed under this arrangement.

4.	Domestic Energy Corporation Working Interest Transfer

On May 15, 2010, Westmont signed a Memorandum of Understanding (MOU) for the Purchase of a 70% working interest in 92 oil & gas wells located in Scott & Morgan County Tennessee from Domestic Energy Corporation. Transfer of ownership in these wells from Domestic Energy to Westmont began in June 2010 and was completed during the quarter ended February 28, 2011. On December 29, 2010, Westmont finalized a purchase and sale agreement with Domestic Energy for the wells in question. The final purchase price is:

(a)
$200,000 in the form of a promissory note bearing interest at 8%, payable in 20 equal monthly installments.
Payments will commence in May of 2011. The note is secured by an interest in the wells purchased.

(b)	All of Westmont’s interest in a gold mine and business identified as NorthStar Exploration, Inc which represents an interest in gold and other mineral deposits located in British Columbia, Canada.

Domestic Energy Corporation is 87% controlled by The Avalon Group Ltd. who is also the largest beneficial owner of Westmont Resources Inc. through their control and ownership in F&M Inc. F&M, Inc. is controlled by our CEO, Bruce Fischer. As the transfer occurred between entities under common control, the working interests were transferred at Domestic Energy Corporation’s cost basis in the properties of $250,000. ASC 805-10 requires Westmont present the transaction as if the combination occurred as of the first day of the first period presented requiring prior comparative periods to be restated to reflect separate information as if were combined for all periods with intercompany amounts subject to elimination. The fair value of the gold mine interest in (b) above was $0 and accordingly the total purchase price of the working interests was $200,000. The difference between the purchase price and value of the properties transferred of $50,000 was recorded as a contribution to capital.

No depletion expense has been recognized on the transferred properties for the quarter ended February 28, 2011 as the current production was minimal in relation to total reserves.

An asset retirement obligation of $93,365 was recorded for the wells acquired above.

5.	Related Party Balances and Transactions

a.	The Avalon Group Ltd

On June 3, 2010, Westmont formalized a “Letter of Credit” with the Avalon Group Ltd. The advances made by the Avalon Group Ltd as of February 28, 2011 are $502,103 plus accrued interest of $28,257, and are associated with a $1,000,000 Line of Credit with an interest rate of Libor +2.5% and a maturity date of May 31, 2015. The Note holder has the option to convert the outstanding balance at any time after June 15, 2011, into shares of common stock of the Company on a 75% discount to market price on the day of conversion. During the nine months ended February 28, 2011, $152,445 was advanced and $20,697 of interest was accrued on this loan.  The conversion option will qualify for liability classification under ASC 815 on the date it becomes convertible in June of 2011.

As of February 28, 2011, the Company owed $530,360 on this letter of credit.

b.	Domestic Energy Corporation

Domestic Energy Corporation is 87% controlled by The Avalon Group Ltd. who is also the largest beneficial owner of Westmont Resources Inc. through their control and ownership in F&M Inc. In conjunction with the asset transfer in Note 4, a $200,000 promissory note was issued. See Note 4 for details.   As of February 28, 2011, the balance of this note was $202,667 which included $200,000 of principal and $2,667 of accrued interest.

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

On January 5, 2011, the Company issued 100,000,000 shares of common stock valued at $463,187 to F&M Inc for services rendered. The shares were fully vested and non-forfeitable on the date of grant and therefore the entire amount was charged to expense during the three months ended February 28, 2011.

On January 5, 2011, the Company issued 6,000,000 shares of common stock valued at $12,110 for partial conversion of principal on the convertible note. See Note 3.

On February 4, 2011 the Company issued 5,700,000 shares of common stock valued at $11,504 for partial conversion of principal on the convertible note. See Note 3.

On November 23, 2010, the Company’s Board of Directors and majority shareholders voted to complete a 300:1 reverse stock-split effective as of January 5, 2011 of its issued and outstanding common stock and convertible preferred stock. All share and per share amounts in the consolidated financial statements and footnotes have been adjusted retroactively to reflect the split as if it occurred on the first day of the first period presented.

7.	Preferred Stock

On January 5, 2011, the Company issued 1,000,000 shares of convertible preferred stock valued at $741,099 to F&M Inc for services rendered. 1 share of preferred stock is convertible into 160 shares of common stock. The shares were fully vested and non-forfeitable on the date of grant and therefore the entire amount was charged to expense during the three months ended February 28, 2011.

8.	Subsequent Shares

Subsequent to February 28, 2011 Westmont Resources, Inc. issued:

8,000,000 shares of common stock to the Brooklyn Group for conversion of notes payable. 5,300,000 shares of common stock as compensation for services rendered to Regency Financial Group, Inc. 20,000,000 shares of common stock to AFDA, Ltd. for acquisition of certain oil and gas leases.

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

All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily prescribed meanings when used in this report. As used in this document:

•	“3-D” means three-dimensional.

•	“B/d” means barrels of oil or natural gas liquids per day.

•	“Bbl” or “Bbls” means barrel or barrels of oil.

•	“Bcf” means billion cubic feet.

•	“Boe” means barrel of oil equivalent, determined by using the ratio of one Bbl of oil or NGLs to six Mcf of gas.

•	“Boe/d” means boe per day.

•	“Btu” means a British thermal unit, a measure of heating value, which is approximately equal to one Mcf.

•	“LIBOR” means London Interbank Offered Rate.

•	“LNG” means liquefied natural gas.

•	“Mb/d” means Mbbls per day.

•	“Mbbls” means thousand barrels of oil.

•	“Mboe” means thousand boe.

•	“Mboe/d” means Mboe per day.

•	“Mcf” means thousand cubic feet of natural gas.

•	“Mcf/d” means Mcf per day.

•	“MMbbls” means million barrels of oil.

•	“MMboe” means million boe.

•	“MMBtu” means million Btu.

•	“MMBtu/d” means MMBtu per day.

•	“MMcf” means million cubic feet of natural gas.

•	“MMcf/d” means MMcf per day

•	“NGL” or “NGLs” means natural gas liquids, which are expressed in barrels.

•	“Oil” includes crude oil and condensate.

•	“PUD” means proved undeveloped.

•	“SEC” means United States Securities and Exchange Commission.

•	“Tcf” means trillion cubic feet.

•
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

Westmont’s mission is to grow a profitable upstream natural resource company for the long-term benefit of our shareholders. Westmont’s long-term perspective has many dimensions, with the following core principles:

•	Own a balanced portfolio of core assets;

•	Maintain financial flexibility and a strong balance sheet; and

•	Optimize rates of return, earnings and cash flow.

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

•	Convertible Note Exchange:

•	On September 3, 2010, the Company issued 1,000 shares of common stock valued at $605 for partial conversion of principal on the convertible note.

•	On October 7, 2010 the Company issued 20,000 shares of common stock valued at $12,110 for partial conversion of principal on the convertible note.

•	On January 5, 2011, the Company issued 6,000,000 shares of common stock valued at $12,110 for partial conversion of principal on the convertible note.

•	On February 4, 2011 the Company issued 5,700,000 shares of common stock valued at $11,504 for partial conversion of principal on the convertible note.

•
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

•
On June 3, 2010, Westmont signed a memorandum of understanding (“MOU”) to acquire 10% rights to commercialize a patent pending, disruptive market making technology in the heavy oil production and extraction industry known as Heavy Oil and Gas Extraction technology (HOGE™). Closing on the acquisition of the 10% interest in this technology is scheduled for February 15, 2011.

•
On June 3, 2010, Westmont formalized a “Letter of Credit” with the Avalon Group Ltd. The advances made by the Avalon Group Ltd as of February 28, 2011 are $502,103 plus accrued interest of $28,257, and are associated with a $1,000,000 Line of Credit with an interest rate of Libor +2.5% and a maturity date of May 31, 2015. The Note holder has the option to convert the outstanding balance at any time after June 15, 2011, into shares of common stock of the Company on a 75% discount to market price on the day of conversion. During the nine months ended February 28, 2011, $152,445 was advanced and $20,697 of interest was accrued on this loan.

•
On November 23, 2010, the Company’s Board of Directors and Majority Shareholders voted to complete a 300:1 reverse stock-split effective as of December 30, 2010, of its issued and outstanding common stock and convertible preferred stock.

•
On December 29, 2010, Westmont finalized the acquisition of the 70% working interest in 92 oil & gas wells located in Scott & Morgan County Tennessee from Domestic Energy Corporation. Domestic Energy Corporation is 87% controlled by The Avalon Group Ltd. who is also the largest beneficial owner of Westmont Resources Inc. through their control and ownership in F&M Inc.

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

9.	RESULTS OF OPERATIONS

As of February 28, 2011, we had cash on hand of $0; a LOC remaining balance of $ 497,897 and a working capital deficit of $(1,150,731). Westmont Resources Inc, has a current rolling line of credit for $1.0M with The Avalon Group Ltd. of Netanya, Israel, of which approximately 502,103 has been draw down on the LOC. Utilizing the remaining balance of the LOC, Westmont has sufficient working capital to pay for the anticipated costs of $325,000 for Phase I of our exploration program and meet the anticipated costs of operating our business for the next twelve months. Financial projections are based on the financial commitment arrangement made with the Avalon Group Ltd our largest beneficial shareholder. We anticipate that we will incur the following expenses over the next twelve months:

10.	PLANNED EXPENDITURES OVER NEXT 12 MONTHS

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$25,000.
Office Expenses	$3,500.
Oil & Gas Property Exploration Expenses	$325,000.
Travel Expenses	$55,000.
TOTAL	$408,500.

11.	OIL AND GAS REVENUES AND LEASE OPERATING EXPENSES

In conjunction with our acquisition of oil and gas working interests from Domestic Energy Corporation described below, we entered into commercial production of our oil and gas properties. The increase in oil and gas sales of for the three and nine months ended February 28, 2011 compared to the three and nine months ended February 28, 2010 is due primarily to completion of the agreement with Domestic Energy and increased focus on the development of the operations.

On May 15, 2010, Westmont signed a Memorandum of Understanding (MOU) for the Purchase of a 70% working interest in 92 oil & gas wells located in Scott & Morgan County Tennessee from Domestic Energy Corporation. Transfer of ownership in these wells from Domestic Energy to Westmont began in June 2010 and was completed during the quarter ended February 28, 2011. On December 29, 2010, Westmont finalized a purchase and sale agreement in the amount of $200,000 with Domestic Energy for the wells in question.

No depletion expense has been recognized on the transferred properties for the quarter ended February 28, 2011 as the current production was minimal in relation to total reserves.

Lease operating income for the three and nine months ended February 28, 2011 increased $48,169 and $78,888 respectfully compared to the three and nine months ended February 28, 2010 due primarily to completion of the agreement with Domestic Energy and AFDA Ltd with increased focus on the development of these operations.

Lease operating expenses for the three and nine months ended February 28, 2011 increased $40,689 and $92,171 respectfully compared to the three and nine months ended February 28, 2010 due primarily to completion of the agreement with Domestic Energy and AFDA Ltd with increased focus on the development of these operations.

12.	GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $1,230,213 for the nine months ended February 28, 2011 when compared with the same period for 2010. General and administrative expenses increased by $1,189,481 for the three months ended February 28, 2011 when compared with the same period for 2010.

The increases in general and administrative expenses for the three and nine months ended February 28, 2011 are primarily a result of stock based compensation to F&M, Inc.

We anticipate our operating expenses will increase significantly as we proceed with our expansion of the operations program associated with these acquisitions.

13.	LIQUIDITY AND FINANCIAL CONDITION

A.	WORKING CAPITAL

	28-Feb-11	31-May-10
Total Current Assets	0	1
Total Current Liabilities	$1,150,731	968,098
Working Capital / (Deficit)	(1,150,731)	(968,097)

B.	CASH FLOW

	For the Nine Month Ended 28-Feb-11	For the Nine Month Ended 28-Feb-10 (Combined)
OPERATING ACTIVITIES
Net Income / (Loss)	$(1,394,750)	$(166,115)
Net cash used in Operating Activities	$(152,447)	$(59,807)
Net cash provided by Financing Activities	$152,446	$59,661
Net cash increase for period	$(1)	$(146)
Cash at Beginning of Period	$1	$146
Cash at end of period	$0	$0

The increase in our working capital deficit at February 28, 2011 from our year ended May 31, 2010, and the increase in our cash used during the 1st; 2nd; and 3rd Quarters of our Fiscal year ending May 31, 2011, from the preceding fiscal year are primarily a result of the increases in general expenses, which are primarily a result of the acquisition of the 70% working interest in the 92 oil and natural gas wells located in Tennessee from Domestic Energy Corporation and the acquisition of the Pennsylvania and West Virginia leaseholds totaling an additional 120 wells.

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

As of the end of the period covered by this report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective for the purposes stated above due to material weaknesses over accounting for stock based compensation transactions. The consolidated financial statements in this report have been adjusted to include necessary changes related to these items. Management is working on plans to improve the processes that govern the recording of these payments and other related transactions.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 5, 2011, the Company issued 100,000,000 shares of common stock to F&M Inc for services rendered.

On January 5, 2011, the Company issued 6,000,000 shares of common stock for partial conversion of principal on the convertible note.

On February 4, 2011 the Company issued 5,700,000 shares of common stock for partial conversion of principal on the convertible note.

On January 5, 2011, the Company issued 1,000,000 shares of preferred stock to F&M Inc for services rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 23, 2010, the Board of Directors and stockholders holding a majority of the voting power of Westmont Resource Inc., took action by written consent to reduce the number of the total issued and outstanding capital stock of the Company by effectuating a reverse stock split on a 300 to 1 ratio effective on January 5, 2011.

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

•
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

•
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

ITEM 5. OTHER INFORMATION.

None

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

WESTMONT RESOURCES, INC.

Date:	Tuesday, 19 April 2011	By:	/s/ DR. BRUCE E. FISCHER
DR. BRUCE E. FISCHER Managing Director, Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Tuesday, 19 April 2011	By:	/s/ DR. BRUCE E. FISCHER
DR. BRUCE E. FISCHER Managing Director, Chief Executive Officer (Principal Executive Officer)

Date:	Tuesday, 19 April 2011	By:	/s/ GLENN MCQUISTON
GLENN MCQUISTON
President and Director (Principal Operations Officer)

Date:	Tuesday, 19 April 2011	By:	/s/ MARCIE CORBIN
MARCIE CORBIN
Chief Financial Officer and Director (Principal Financial Officer)